Form 10-Q
period 1995-03-31
AMERIWOOD INDUSTRIES INTERNATIONAL CORP
filed 1995-05-12
CIK 774487

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
___ OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                                 OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
___ OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No.     0-13805

                AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION
            (Exact name of registrant as specified in its charter)


           Michigan                                     38-0983610
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)


171 Monroe Avenue, NW, Suite 600,  Grand Rapids, MI                  49503
(Address of principal executive offices)                           (Zip Code)


                                (616) 336-9400
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X           No ___

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at April 30, 1995 was 4,188,406 shares.
                                                       Exhibit Index on page 14.

                                   1 of 18

       AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                  FORM 10-Q


                     FOR THE QUARTER ENDED MARCH 31, 1995


                                    INDEX

                                                                                                     Page
                                                                                                     ----
PART I.   FINANCIAL INFORMATION
- -------------------------------
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets - March 31, 1995
               (Unaudited) and December 31, 1994                                                       3-4

           Condensed Consolidated Statements of Operations -
               Three Months Ended March 31, 1995 and 1994 (Unaudited)                                    5

           Condensed Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 1995 and 1994 (Unaudited)                                    6

           Notes to Condensed Consolidated Financial Statements (Unaudited)                            7-8


Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations      9-11

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                            12

Item 6.    Exhibits and Reports on Form 8-K                                                             12

SIGNATURES                                                                                              13

Index to Exhibits                                                                                    14-18

                                    2 of 18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


   AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION
     AND SUBSIDIARIES

   CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                      March 31,            December 31,
                                                                         1995                  1994
                                                                     -----------           ------------
ASSETS                                                               (Unaudited)

CURRENT ASSETS:
       Accounts receivable, less allowances of
          $548,200 in 1995 and $614,300 in 1994                        $18,595,000          $20,667,000
       Inventories:
          Raw material                                                   7,175,500            7,758,300
          Work in process                                                3,563,700            3,940,900
          Finished goods                                                 7,587,500            5,776,700
                                                                       -----------          -----------
                                                                        18,326,700           17,475,900
       Prepaid expenses and other current assets                           912,500              956,600
                                                                       -----------          -----------
          Total current assets                                          37,834,200           39,099,500

PROPERTY AND EQUIPMENT:
       Land                                                                231,900              231,900
       Buildings and improvements                                       13,627,700           13,439,400
       Machinery and equipment                                          27,340,900           25,078,500
       Construction in progress                                            806,200            2,490,300
                                                                      ------------          -----------
                                                                        42,006,700           41,240,100
       Less accumulated depreciation                                   (17,966,500)         (17,175,600)
                                                                       -----------          -----------
                                                                        24,040,200           24,064,500

OTHER ASSETS                                                               201,200              220,600
                                                                      ------------          -----------

                                                                       $62,075,600          $63,384,600
                                                                       ===========          ===========


See accompanying notes to condensed consolidated financial statements.

                                    3 of 18

   AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION
     AND SUBSIDIARIES

   CONDENSED CONSOLIDATED BALANCE SHEETS--Continued



                                                                        March 31,           December 31,
                                                                          1995                 1994
                                                                     -------------     ----------------
   LIABILITIES AND SHAREHOLDERS' EQUITY                                (Unaudited)

   CURRENT LIABILITIES:
       Note payable to bank                                            $ 3,000,000          $ 2,300,000
       Accounts payable                                                  5,340,800            5,014,300
       Accrued liabilities-
          Payroll and employee benefits                                  1,953,100            1,741,500
          Legal and professional                                           948,200            1,071,600
          Environmental costs                                              850,000              835,300
          Customer advertising allowance                                 1,755,400            2,531,100
          Income taxes currently payable                                   114,100            1,194,300
          Deferred income taxes                                            168,100              210,400
          Other                                                          1,259,600            1,841,000
                                                                       -----------          -----------
             Total current liabilities                                  15,389,300           16,739,500

   LONG-TERM DEBT                                                        5,000,000            5,000,000

   DEFERRED INCOME TAXES                                                 1,064,000            1,066,800

   SHAREHOLDERS' EQUITY:
       Common stock                                                      4,188,400            4,188,400
       Additional paid-in-capital                                       20,622,300           20,622,300
       Retained earnings                                                15,811,600           15,767,600
                                                                       -----------          -----------
                                                                        40,622,300           40,578,300
                                                                       -----------          -----------

                                                                       $62,075,600          $63,384,600
                                                                       ===========          ===========


See accompanying notes to condensed consolidated financial statements.

                                    4 of 18

   AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION
     AND SUBSIDIARIES

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                 1995                    1994
                                                                           ---------------         ---------------
   Net sales                                                                 $  25,763,800            $ 26,334,600
   Cost of sales                                                                21,781,800              21,406,100
                                                                             -------------            ------------
       Gross profit                                                              3,982,000               4,928,500

   Selling, general and administrative expenses                                  3,810,700               3,964,000
                                                                             -------------            ------------

       Operating income                                                            171,300                 964,500

   Other expense (income):
     Interest expense                                                               90,200                  39,400
     Interest income                                                                (3,500)               (151,900)
     Other, net                                                                     21,100                    (400)
                                                                             -------------            ------------
                                                                                   107,800                (112,900)
                                                                             -------------            ------------

   Income before provision for income taxes                                         63,500               1,077,400

   Income taxes                                                                     19,500                 377,100
                                                                             -------------            ------------

       NET INCOME                                                            $      44,000            $    700,300
                                                                             =============            ============


   Average number of common and common
     equivalent shares outstanding                                               4,219,500               4,282,800
                                                                             =============            ============

   Earnings per common and common equivalent share                                    $.01                    $.16
                                                                                      ====                    ====


See accompanying notes to condensed consolidated financial statements.

                                    5 of 18

   AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION
     AND SUBSIDIARIES

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                                                            Three Months Ended
                                                                                              March 31,
                                                                                      1995                  1994
                                                                                  ------------         --------------
   CASH FLOWS FROM OPERATING ACTIVITIES                                           $    255,400         $      194,800

   CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                           (828,800)            (2,258,300)
       Proceeds from sales of property and equipment                                     4,000
       Collections on notes receivable                                                                         34,500
                                                                                  ------------         --------------

            Net cash used for investing activities                                    (824,800)            (2,223,800)

   CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from note payable to bank                                              700,000              2,000,000
       Repurchase of common stock                                                     (130,600)
       Issuance of common stock                                                                                29,000
                                                                                  ------------         --------------

            Net cash provided by financing activities                                  569,400              2,029,000
                                                                                  ------------         --------------

   NET INCREASE IN CASH AND EQUIVALENTS                                                      0                      0

   CASH AND EQUIVALENTS AT BEGINNING OF YEAR                                                 0                      0
                                                                                  ------------         --------------

   CASH AND EQUIVALENTS AT END OF QUARTER                                         $          0         $            0
                                                                                  ============         ==============


   Supplemental disclosures:
       Cash transactions-
            Interest paid                                                         $     66,500         $       32,000
            Income taxes paid, net of refunds                                        1,073,200                 12,000
       Non-cash financing transaction-
            Common stock issued for employee
              stock ownership plan contribution                                        130,600


   See accompanying notes to condensed consolidated financial statements.

                                    6 of 18

AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION
   AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1--BASIS OF PRESENTATION

The condensed consolidated financial statements included herein have been prepared by Ameriwood Industries International Corporation ("Ameriwood" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Ameriwood's 1994 annual report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1995 and the results of its operations and its cash flows for the three month periods ended March 31, 1995 and 1994. All such adjustments are of a normal and recurring nature.


NOTE 2--ENVIRONMENTAL CONTINGENCY

Ameriwood Environmental Matter

During 1989, the Company discovered environmental contamination at its facility in Dowagiac, Michigan, which has been reported to the appropriate state environmental agency. Ameriwood has identified certain prior owners or operators and may identify other parties who might be required to contribute toward cleanup of this site. The Company has filed suit in Federal District Court against Chrysler Corporation and the United States Department of Defense ("DOD") in connection with the Dowagiac site. The Company is seeking recovery of its environmental response costs and a declaration requiring the defendants to contribute to costs required for additional environmental investigation and remediation at the site. Chrysler Corporation has admitted successorship to one corporation that operated the site, but has denied liability for any cleanup expenses. Chrysler has also cross-claimed against the DOD. On February 16, 1995, Chrysler filed a Motion for Partial Summary Judgment asking the Court to rule that the DOD was an owner and/or operator of the Dowagiac site. The Company filed a similar motion on March 15, 1995. If the Court grants the motions, the DOD would be liable, subject to appeal, for a share of the investigation and remediation costs incurred to address releases which occurred during

                                    7 of 18

AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION
   AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)--Continued


NOTE 2  -- ENVIRONMENTAL CONTINGENCY, continued


the period the DOD was an owner or operator. A hearing date on the Chrysler motion is tentatively scheduled for May 23, 1995. Although the Company believes it has sufficient basis to prevail against the defendants, there is no assurance of financial recovery therein or receipt of the declaration sought.

It is the Company's policy to accrue environmental cleanup costs if it is probable that a liability has been incurred and an amount is reasonably estimable. The Company has an accrual of $850,000 at March 31, 1995 to provide for potential cleanup costs at the site. Actual costs to be incurred at the Dowagiac site in the future may vary from estimates due to: the inherent uncertainties associated with estimating the extent of and remedy for environmental contamination; the evolving nature of remediation technologies and environmental regulations; and the uncertainty of allocating any investigation and remediation costs among other parties. The Company has not recognized any amounts in its financial statements for potential contributions or recoveries from Chrysler Corporation or the DOD. Estimated expenses accrued to date for the Dowagiac site have been recorded without considering potential contributions or recoveries from Chrysler Corporation, the DOD or other parties.

The estimated cost of remediation is still tentative and further testing in other areas of the Dowagiac site is needed. In addition, the Company has not finalized its plans for remedial work and has not agreed to any cleanup plan with the state agency. Consequently, Ameriwood is unable to predict the outcome of this matter or to reasonably estimate the amount of additional costs, if any, that may be incurred to resolve it satisfactorily.

Superfund Sites

The Company has been identified as being among the potentially responsible parties with respect to certain "Superfund" sites. It is difficult to estimate with any reasonable degree of accuracy the ultimate level of expenditures Ameriwood may incur in the future with respect to such "Superfund" sites, but management believes, after discussing relevant legal issues with counsel and considering the currently available information and developments to date, that additional capital or other expenditures the Company may incur in the future in connection with remediation of these sites will not materially affect Ameriwood's financial position or results of operations.

                                    8 of 18

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

The following is management's discussion and analysis of certain significant factors which have affected Ameriwood's earnings during the period included in the accompanying condensed consolidated statements of operations.

A summary of the changes in the principal items included in the condensed consolidated statements of operations is shown below:

Comparisons for the Three Months Ended March 31, 1995 and 1994

                                                       1995              1994            Change         Percent
                                                  -------------     -------------      ---------        -------

Net sales                                        $   25,763,800      $ 26,334,600     $  (570,800)       (2.2%)
Cost of sales                                        21,781,800        21,406,100         375,700         1.8%
                                                 --------------      ------------     -----------

    Gross profit                                      3,982,000         4,928,500        (946,500)      (19.2%)

Selling, general and
    administrative expenses                           3,810,700         3,964,000        (153,300)       (3.9%)
                                                 --------------      ------------     -----------

    Operating income                                    171,300           964,500        (793,200)      (82.2%)

Other expense (income):
    Interest expense                                     90,200            39,400          50,800       128.9%
    Interest income                                      (3,500)         (151,900)        148,400        97.7%
    Other, net                                           21,100              (400)         21,500      5375.0%
                                                 --------------      ------------     -----------
                                                        107,800          (112,900)        220,700       195.5%
                                                 --------------      ------------     -----------

Income before taxes                                      63,500         1,077,400      (1,013,900)      (94.1)%

Income taxes                                             19,500           377,100        (357,600)      (94.8)%
                                                 --------------      ------------     -----------

    NET INCOME                                   $      44,000       $    700,300     $  (656,300)      (93.7)%
                                                 =============       ============     ===========


NET SALES
Consolidated net sales for the three months ended March 31, 1995 decreased by 2.2%, or $570,800, compared to the same period in 1994. Unassembled furniture sales, which declined by 2.1%, accounted for approximately 75% of Ameriwood's sales for the first quarter. The decline was primarily due to intense competition in the industry, especially in the lower-priced segment of the unassembled furniture market, which provides the majority of Ameriwood's

                                    9 of 18

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition, continued


Results of Operations, continued

furniture sales. In addition, excess capacity in the industry, a softness in retail sales, and high furniture inventory levels in certain distribution channels resulted in inconsistent order patterns during the quarter. Ameriwood OEM and stereo speaker sales also declined by 2.2%, due mainly to high inventory levels at retailers.

COST OF SALES AND GROSS PROFIT
The cost of sales represented 84.5% of net sales in the first quarter of 1995 as compared to 81.3% in the same quarter last year. Gross profit as a percentage of sales was 15.5% for the first quarter of 1995, compared to 18.7% for the first quarter of 1994. The decrease in gross margin was due to several factors. Significant increases in shipping and handling costs related to several new products were experienced in the first quarter, along with particle board (raw material) and packaging cost increases since the first quarter of 1994. In addition, the Company's fixed costs are higher this year as a result of the long-term capital expansion program that was completed at the end of 1994. The Company could not fully recover its higher costs through customer price increases due to the highly competitive markets in which Ameriwood sells its products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative ("SG&A") expenses decreased $153,300, or nearly 4% to $3,810,700 for the three months ended March 31, 1995 compared to the same period in 1994. As a percentage of net sales, SG&A expenses decreased to 14.8% in the first quarter of 1995 from 15.1% in the first quarter of 1994. The decrease can be attributed to ongoing Company-wide cost reduction efforts.

OPERATING INCOME
The 82.2% ($793,200) decrease in operating income was due mainly to the sales and gross margin declines as described in the preceding "Net Sales"and "Cost of Sales and Gross Profit" sections, respectively.

OTHER EXPENSE (INCOME)
Interest income decreased $148,400 in the first quarter of 1995 as compared to last year's first quarter. In the first quarter of 1994, Ameriwood received approximately $140,000 in interest income from a note receivable it held related to the 1989 sale of two subsidiaries. The note receivable was sold in December of 1994; therefore no comparable interest income was earned in 1995.

NET INCOME
The Company recorded net income of $44,000 for the three months ended March 31, 1995 compared to net income of $700,300 in the same period of 1994. On a per share basis, net

                                   10 of 18

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition, continued

Results of Operations, continued


income was $.01 in 1995, based on 4,219,500 average shares outstanding, compared to $.16 in 1994, based on 4,282,800 average shares outstanding. The decline in earnings and earnings per share was primarily due to the factors described in the preceding "Net Sales" and "Gross Profit" sections, as well as the decrease in interest income described in the preceding "Other Expense (Income)" section.

Liquidity and Capital Resources

Capital expenditures of $828,800 in the first quarter of 1995 consisted mainly of expenditures for machinery and equipment related to improving manufacturing efficiency and cost containment. Ameriwood currently anticipates capital expenditures for the remainder of 1995 will be approximately $2.8 million, and will consist of similar machinery and equipment purchases at the Company's Ohio and Michigan manufacturing facilities.

Finished goods inventories increased approximately $1.8 million over December 31, 1994 levels. This increase resulted from several factors including a broadening of the furniture product line with a significant increase in higher price point products, an increasing number of customers requiring shorter delivery lead times, a strategic decision to improve the Company's "on-time and complete" shipping performance, and increased raw material costs including particle board, cartons, paper and glass.

Accounts receivable balances decreased approximately $2.1 million from December 1994 levels due to collections in the first quarter of 1995 which related to strong December 1994 sales.

Management believes the Company's present liquidity, combined with cash flow from future operations and the Company's revolving credit line, will be adequate to fund operations and capital expenditures for the remainder of 1995 and 1996. In the event more funds are required, additional long-term borrowings are an alternative for meeting liquidity and capital resource needs. Nevertheless, the Company's liquidity could be materially impaired in the future, depending on the ultimate costs of satisfactorily resolving environmental matters at the Company's Dowagiac, Michigan facility. See Note 2 to the accompanying condensed consolidated financial statements for a discussion of this environmental matter.

                                   11 of 18

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

Arthur Andersen Litigation

See Item 3 of registrant's Annual Report on Form 10-K for the year ended December 31, 1994.


Item 6.  Exhibits and Reports on Form 8-K

   (a)    Exhibits

          Reference is made to the Exhibit Index on pages 14 through 18 of this Form 10-Q report.

   (b)    Reports on Form 8-K

          There were no reports on Form 8-K filed by the Registrant during the three months ended March 31, 1995.



                                   12 of 18

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION



                                  May 11, 1995      /s/ Joseph J. Miglore
                                                    ---------------------
                                                    Joseph J. Miglore
                                                    President and Chief
                                                    Executive Officer



                                  May 11, 1995      /s/ David N. Kraker
                                                    -------------------
                                                    David N. Kraker
                                                    Treasurer and Chief
                                                    Accounting Officer


                                   13 of 18

                                 EXHIBIT INDEX


                                                                                     Page in
                                                                                   Sequentially
Exhbit                                                                               Numbered
Number                            Description                                          Copy
- ------ -------------------------------------------------------------------         ------------
3(a)   Restated Articles of Incorporation, as amended June 24, 1993 (filed              n/a
       as exhibit to Form 10-K for the year ended December 31, 1993
       (Commission File No. 0-13805) and incorporated herein by
       reference)

3(b)   Bylaws, as amended through June 16, 1994 (filed as an exhibit to                 n/a
       Form 10-Q for the quarter ended June 30, 1994 (Commission File
       No. 0-13805) and incorporated herein by reference)

4(a)   Indenture of Trust relating to $5,000,000 Michigan Strategic Fund                n/a
       Industrial Development Revenue Bonds due in 2006, and related
       Loan Agreement, Letter of Credit Agreement, Mortgage and
       Security Agreement and Irrevocable Transferrable Letter of Credit
       (filed as exhibits to Form 10-K for the year ended December 31,
       1989 (Commission File No. 0-13805) and incorporated herein by reference)

4(b)   Second Amendment, dated June 19, 1992, to Letter of Credit with                  n/a
       Harris Trust and Savings Bank, dated November 1, 1986, relating to
       Letter of Credit identified in Exhibit 4(a) (filed as exhibit to Form
       10-Q for the quarter ended June 30, 1992 (Commission File No. 0-13805)
       and incorporated herein by reference)

4(c)   Third Amendment, dated January 13, 1995, to Letter of Credit with                n/a
       Harris Trust and Savings Bank, dated November 1, 1986, relating to
       Letter of Credit identified in Exhibit 4(a) (filed as exhibit to Form
       10-K for the year ended December 31, 1994 (Commission File No.
       0-13805) and incorporated herein by reference)

4(d)   Credit Agreement with Harris Trust and Savings Bank, dated June                  n/a
       19, 1992 (filed as exhibit to Form 10-Q for the quarter ended June
       30, 1992 (Commission File No. 0-13805) and incorporated herein by reference)

4(e)   Credit Agreement with Harris Trust and Savings Bank and The First                n/a
       National Bank of Chicago, dated January 13, 1995 (filed as exhibit to Form 10-K for the year ended December 31, 1994 (Commission
       File No. 0-13805) and incorporated herein by reference)



                                   14 of 18

                                 EXHIBIT INDEX


                                                                                     Page in
                                                                                   Sequentially
Exhibit                                                                              Numbered
Number                            Description                                          Copy
- ------ -------------------------------------------------------------------         ------------
4(f)     Ameriwood Industries International Corporation common stock                    n/a
         certificate specimen (filed as exhibit to Form 10-Q for the quarter ended March 31, 1993 (Commission File No. 0-13805) and
         incorporated herein by reference)

4(g)     Rights Agreement, as amended and restated as of March 15, 1995,                n/a
         between Ameriwood Industries International Corporation and Harris
         Trust and Savings Bank, as Rights Agent (filed as exhibit to Form
         10-K for the year ended December 31, 1994 (Commission File No.
         0-13805) and incorporated herein by reference)

       The following material contracts identified with "*" preceding the exhibit number are agreements or compensation plans with or relating to executive officers, directors or related parties.

*10(a)   1984 Incentive Stock Option Plan, as amended (filed as exhibit to              n/a
         Form 10-K for the year ended December 31, 1990 (Commission File
         No. 0-13805) and incorporated herein by reference)

*10(b)   Ameriwood Industries 1992 Non-Employee Directors' Stock Option                 n/a
         Plan (filed as Exhibit A to the definitive proxy statement dated June
         26, 1992 relating to the Company's 1992 annual meeting
         (Commission File No. 0-13805) and incorporated herein by
         reference)

*10(c)   Ameriwood Industries 1993 Stock Incentive Plan (filed as Exhibit A             n/a
         to the definitive proxy statement dated May 10, 1993 relating to the
         Company's 1993 annual meeting (Commission File No. 0-13805)
         and incorporated herein by reference)

*10(d)   Form of Stock Option Agreement dated February 14, 1991 with                    n/a
         Neil L. Diver (filed as exhibit to Form 10-K for the year ended
         December 31, 1990 (Commission File No. 0-13805) and
         incorporated herein by reference)

*10(e)   Rospatch Corporation Annual Incentive Plan (filed as exhibit to                n/a
         Form 10-K for the year ended December 31, 1990 (Commission File
         No. 0-13805) and incorporated herein by reference)


                                   15 of 18

                                EXHIBIT INDEX



                                                                                      Page in
                                                                                   Sequentially
Exhibit                                                                              Numbered
Number                            Description                                          Copy
- ------ -------------------------------------------------------------------         ------------
*10(f)   Description of non-employee directors consultation fee arrangements            n/a
         (filed as exhibit to Form 10-K for the year ended December 31, 1992
         (Commission File No. 0-13805) and incorporated herein by
         reference)

*10(g)   Rospatch Corporation Irrevocable Indemnity Trust Agreement dated               n/a
         August 13, 1990 (filed as exhibit to Form 10-Q for the quarter ended
         June 30, 1990 (Commission File No. 0-13805) and incorporated herein by reference)

*10(h)   First Amendment to Rospatch Corporation Irrevocable Indemnity                  n/a
         Trust Agreement (filed as exhibit to Form 10-K for the year ended
         December 31, 1991 (Commission File No. 0-13805) and
         incorporated herein by reference)

*10(i)   Form of Indemnity Agreement entered into between the registrant                n/a
         and certain persons, together with a list of such persons (filed as exhibit to Form 10-K for the year ended December 31, 1994
         (Commission File No. 0-13805) and incorporated herein by
         reference)

*10(j)   Employment Agreement dated April 20, 1990 with Joseph J. Miglore               n/a
         (filed as exhibit to Form 10-K for the year ended December 31, 1990
         (Commission File No. 0-13805) and incorporated herein by
         reference)

*10(k)   Addendum To Employment Agreement between registrant and                        n/a
         Joseph J. Miglore (filed as exhibit to Form 10-K for the year ended
         December 31, 1992 (Commission File No. 0-13805) and
         incorporated herein by reference)

*10(l)   Memorandum dated January 19, 1990 to David Kraker regarding                    n/a
         severance pay (filed as exhibit to Form 10-K for the year ended
         December 31, 1990 (Commission File No. 0-13805) and
         incorporated herein by reference)

*10(m)   Management Retention Agreement dated as of November 20, 1992                   n/a
         between the registrant and Joseph J. Miglore (filed as exhibit to
         Form 10-K for the year ended December 31, 1992 (Commission File
         No. 0-13805) and incorporated herein by reference)


                                   16 of 18

                                EXHIBIT INDEX


                                                                                     Page in
                                                                                   Sequentially
Exhibit                                                                              Numbered
Number                            Description                                          Copy
- ------ -------------------------------------------------------------------         ------------
*10(n)   Form of Management Retention Agreement dated as of November                    n/a
         20, 1992 between the registrant and certain persons, together with a list of such persons (filed as exhibit to Form 10-K for the year ended
         December 31, 1992 (Commission File No. 0-13805) and
         incorporated herein by reference)

*10(o)   Management Retention Agreement dated June 7, 1993 between the                  n/a
         registrant and Charles R. Foley (filed as exhibit to Form 10-K for the year ended December 31, 1993 (Commission File No. 0-13805)
         and incorporated herein by reference)

*10(p)   Variable Life Policies (Sections 1 through 3) for Joseph J. Miglore,           n/a
         James R. Meier, Gerald A. Hickman, Charles R. Foley, and David
         N. Kraker, dated January 21, 1994 (filed as exhibits to Form 10-K for the year ended December 31, 1993 (Commission File No.
         0-13805) and incorporated herein by reference)

*10(q)   Form of Variable Life Policy (Sections 4 through 19, Rider and                 n/a
         Endorsement) for executive officers of the registrant, together with a list of such officers (filed as exhibit to Form 10-K for the year ended
         December 31, 1993 (Commission File No. 0-13805) and
         incorporated herein by reference)

*10(r)   Form of Split-Dollar Life Insurance Agreement dated January 21,                n/a
         1994 between the registrant and certain persons, together with a list of such persons (filed as exhibit to Form 10-K for the year ended
         December 31, 1993 (Commission File No. 0-13805) and
         incorporated herein by reference)

*10(s)   Form of Collateral Assignment Agreement dated January 21, 1994                 n/a
         between the registrant and certain persons, together with a list of such persons (filed as exhibit to Form 10-K for the year ended
         December 31, 1993 (Commission File No. 0-13805) and
         incorporated herein by reference)

                                   17 of 18

                                EXHIBIT INDEX


                                                                                     Page in
                                                                                   Sequentially
Exhibit                                                                              Numbered
Number                            Description                                          Copy
- ------ -------------------------------------------------------------------         ------------

*10(t)   Form of Severance Compensation Agreement dated January 21, 1994                n/a
         between the registrant and certain persons, together with a list of such persons (filed as exhibit to Form 10-K for the year ended
         December 31, 1993 (Commission File No. 0-13805) and
         incorporated herein by reference)

*10(u)   Form of License Agreement between registrant and Europe Craft                  n/a
         Imports, Inc. (filed as exhibit to Form 10-K for the year ended
         December 31, 1991 (Commission File No. 0-13805) and
         incorporated herein by reference)

10(v)    Settlement Agreement made as of April 10, 1992, among registrant               n/a
         Atlantis Group, Inc. and other parties identified therein, together with copies of the executed documents referenced as exhibits thereto
         (filed as exhibit to Form 10-K for the year ended December 31, 1991
         (Commission File No. 0-13805) and incorporated herein by
         reference)

10(w)    Stipulation of Class Settlement (filed as exhibit to Form 10-K for the         n/a
         year ended December 31, 1991 (Commission File No. 0-13805) and incorporated herein by reference)

10(x)    Settlement Agreement between Ameriwood Industries International                n/a
         Corporation and American Casualty Company, dated September
         1994  (filed as exhibit to Form 10-Q for the quarter ended September
         30, 1994 (Commission File No. 0-13805) and incorporated herein by reference)

10(y)    $4,500,000 Flightline Electronics, Inc. Junior Subordinated Note,              n/a
         dated December 5, 1991; Endorsement of  Note; Agreement between
         Ameriwood Industries International Corporation and Flightline
         Electronics, Inc.; and Assignment of Junior Subordinated Note (filed as exhibit to Form 10-K for the year ended December 31, 1994
         (Commission File No. 0-13805) and incorporated herein by
         reference)

27       Financial Data Schedule

                                   18 of 18