Form 10-Q
period 1995-06-30
AMERIWOOD INDUSTRIES INTERNATIONAL CORP
filed 1995-08-10
CIK 774487

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--- OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1995
                               -------------------
                      OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
--- OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------
Commission File No.     0-13805
                    ---------------

             AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION
------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


             Michigan                             38-0983610
------------------------------------------------------------------------
 (State or other jurisdiction of      (IRS Employer Identification No.)
  incorporation or organization)


 171 Monroe Avenue, NW, Suite 600, Grand Rapids, Michigan      49503
------------------------------------------------------------------------
         (Address of principal executive offices)            (Zip Code)


                             (616) 336-9400
------------------------------------------------------------------------
          (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No
    ---           ---

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at July 31, 1995 was 4,188,406 shares.

                                               Exhibit Index on page 16.



                                 1 of 21

    AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

                               FORM 10-Q


                  FOR THE QUARTER ENDED JUNE 30, 1995



                                 INDEX

                                                                  Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - June 30, 1995
           (Unaudited) and December 31, 1994                       3-4

         Condensed Consolidated Statements of Operations -
           Three Months and Six Months Ended June 30, 1995
           and 1994 (Unaudited)                                      5

         Condensed Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 1995 and 1994 (Unaudited)       6

         Notes to Condensed Consolidated Financial Statements
           (Unaudited)                                             7-8


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations            9-13



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                          14

Item 4.  Submission of Matters to a Vote of Security Holders        14

Item 6.  Exhibits and Reports on Form 8-K                           14


SIGNATURES                                                          15


Index to Exhibits                                                16-21






                                 2 of 21

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION
  AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS



                                               June 30,     December 31,
                                                 1995          1994
                                             -----------    -----------
                                             (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and equivalents                       $   237,900
  Accounts receivable, less allowances of
    $621,900 in 1995 and $614,300 in 1994     16,575,400    $20,667,000
  Inventories:
    Raw material                               6,991,300      7,758,300
    Work in process                            3,175,700      3,940,900
    Finished goods                             6,818,800      5,776,700
                                             -----------    -----------
                                              16,985,800     17,475,900
  Prepaid expenses and other current assets    1,004,000        956,600
                                             -----------    -----------
      Total current assets                    34,803,100     39,099,500

PROPERTY AND EQUIPMENT:
  Land                                           231,900        231,900
  Buildings and improvements                  13,664,400     13,439,400
  Machinery and equipment                     27,691,200     25,078,500
  Construction in progress                     1,042,000      2,490,300
                                             -----------    -----------
                                              42,629,500     41,240,100
  Less accumulated depreciation              (18,819,300)   (17,175,600)
                                             -----------    -----------
                                              23,810,200     24,064,500

OTHER ASSETS                                     190,700        220,600
                                             -----------    -----------

                                             $58,804,000    $63,384,600
                                             ===========    ===========


See accompanying notes to condensed consolidated financial statements.





                                    3 of 21

AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION
  AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS--Continued



                                               June 30,     December 31,
                                                 1995          1994
                                             -----------    -----------
                                             (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable to bank                       $ 3,000,000    $ 2,300,000
  Accounts payable                             2,619,700      5,014,300
  Accrued liabilities-
    Payroll and employee benefits              1,810,800      1,741,500
    Legal and professional                       780,600      1,071,600
    Environmental costs                          850,000        835,300
    Customer advertising allowance             1,763,100      2,531,100
    Income taxes currently payable                90,300      1,194,300
    Deferred income taxes                        149,200        210,400
    Other                                      1,192,100      1,841,000
                                             -----------    -----------
      Total current liabilities               12,255,800     16,739,500

LONG-TERM DEBT                                 5,000,000      5,000,000

DEFERRED INCOME TAXES                          1,153,500      1,066,800

SHAREHOLDERS' EQUITY:
  Common stock                                 4,188,400      4,188,400
  Additional paid-in capital                  20,622,300     20,622,300
  Retained earnings                           15,584,000     15,767,600
                                             -----------    -----------
                                              40,394,700     40,578,300
                                             -----------    -----------

                                             $58,804,000    $63,384,600
                                             ===========    ===========


See accompanying notes to condensed consolidated financial statements.












                                 4 of 21

AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION
  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                           Three Months Ended       Six Months Ended
                                June 30,                June 30,
                            1995        1994        1995        1994
                        ----------- ----------- ----------- -----------
Net sales               $23,524,700 $23,664,300 $49,288,500 $49,998,900
Cost of sales            20,317,700  18,850,200  42,099,500  40,256,300
                        ----------- ----------- ----------- -----------
  Gross profit            3,207,000   4,814,100   7,189,000   9,742,600

Selling, general and
  administrative
  expenses                3,469,700   3,887,700   7,280,400   7,851,700
                        ----------- ----------- ----------- -----------
  Operating income
    (loss)                 (262,700)    926,400     (91,400)  1,890,900

Other expense (income):
  Interest expense           85,200      28,500     175,400      67,900
  Interest income            (3,300)   (142,400)     (6,800)   (294,300)
  Other, net                 (2,900)     13,200      18,200      12,800
                        ----------- ----------- ----------- -----------
                             79,000    (100,700)    186,800    (213,600)
                        ----------- ----------- ----------- -----------
  Income (loss) before
    income taxes           (341,700)  1,027,100    (278,200)  2,104,500

Income taxes               (114,100)    359,300     (94,600)    736,400
                        ----------- ----------- ----------- -----------

  NET INCOME (LOSS)     $  (227,600)$   667,800 $  (183,600)$ 1,368,100
                        =========== =========== =========== ===========


Average number of common
  and common equivalent
  shares outstanding      4,211,000   4,260,700   4,215,200   4,271,800
                          =========   =========   =========   =========

Earnings (loss) per
  common and common
  equivalent share            $(.05)       $.16       $(.04)       $.32
                              =====        ====       =====        ====


See accompanying notes to condensed consolidated financial statements.





                                 5 of 21

AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION
  AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                  Six Months Ended
                                                       June 30,
                                                 1995           1994
                                              ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES          $1,261,300     $1,042,200

CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections on notes receivable                                70,100
  Purchases of property and equipment         (1,428,100)    (4,629,200)
  Proceeds from sales of property
    and equipment                                  4,000            800
                                              ----------     ----------
    Net cash used for investing
      activities                              (1,424,100)    (4,558,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable to bank           1,900,000      4,250,000
  Payments on note payable to bank            (1,200,000)      (500,000)
  Repurchase of common stock                    (299,300)      (270,200)
  Issuance of common stock                                       36,300
                                              ----------     ----------
    Net cash provided by financing
      activities                                 400,700      3,516,100
                                              ----------     ----------
NET INCREASE IN CASH AND EQUIVALENTS             237,900              0

CASH AND EQUIVALENTS AT BEGINNING OF YEAR              0              0
                                              ----------     ----------

CASH AND EQUIVALENTS AT END OF QUARTER        $  237,900     $        0
                                              ==========     ==========


Supplemental disclosures:

  Cash transactions-
    Interest paid, net of
      amounts capitalized                     $  195,400       $ 57,000
    Income taxes paid                          1,197,000        544,300
  Non-cash financing transaction-
    Common stock issued for employee
      stock ownership plan contribution          299,300        270,200


See accompanying notes to condensed consolidated financial statements.




                                 6 of 21

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1995 and the results of its operations and its cash flows for the three and six month periods ended June 30, 1995 and 1994. All such adjustments are of a normal and recurring nature.


NOTE 2--ENVIRONMENTAL CONTINGENCY

Ameriwood Environmental Matter

During 1989, the Company discovered environmental contamination at its facility in Dowagiac, Michigan, which has been reported to the appropriate state environmental agency. Ameriwood has identified certain prior owners or operators and may identify other parties who might be required to contribute toward cleanup of this site. The Company has filed suit in Federal District Court against Chrysler Corporation and the United States Department of Defense ("DOD") in connection with the Dowagiac site. The Company is seeking recovery of its environmental response costs and a declaration requiring the defendants to contribute to costs required for additional environmental investigation and remediation at the site. Chrysler Corporation has admitted successorship to one corporation that operated the site, but has denied liability for any cleanup expenses. Chrysler has also cross-claimed against the DOD. On February 16, 1995, Chrysler filed a Motion for Partial Summary Judgment asking the Court to rule that the DOD was an owner and/or operator of the Dowagiac site. The Company filed a similar motion on March 15, 1995. If the Court grants the motions, the DOD would be liable, subject to appeal, for a share of the investigation and remediation costs incurred to address releases which occurred during the period the DOD was an owner or operator. A hearing on the Chrysler


                                 7 of 21

AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION
  AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 2--ENVIRONMENTAL CONTINGENCY, continued

motion was held on July 11, 1995, and a decision is currently pending. Although the Company believes it has sufficient basis to prevail against the defendants, there is no assurance of financial recovery therein or receipt of the declaration sought.

It is the Company's policy to accrue environmental cleanup costs if it is probable that a liability has been incurred and an amount is reasonably estimable. The Company has an accrual of $850,000 as of June 30, 1995 to provide for potential cleanup costs at the site.
Actual costs to be incurred at the Dowagiac site in the future may vary from estimates due to: the inherent uncertainties associated with estimating the extent of and remedy for environmental contamination; the evolving nature of remediation technologies and environmental regulations; and the uncertainty of allocating any investigation and remediation costs among other parties. The Company has not recognized any amounts in its financial statements for potential contributions or recoveries from Chrysler Corporation or the DOD. Estimated expenses accrued to date for the Dowagiac site have been recorded without considering potential contributions or recoveries from Chrysler Corporation, the DOD or other parties.

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






                                 8 of 21

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected Ameriwood's earnings during the period included in the accompanying condensed consolidated statements of operations.

A summary of the changes in the principal items included in the condensed consolidated statements of operations is shown below:

Comparisons for the Three Months Ended June 30, 1995 and 1994:

                            1995         1994       Change     Percent
                        -----------  -----------  ----------   -------
Net sales               $23,524,700  $23,664,300  $ (139,600)   (0.6)%
Cost of sales            20,317,700   18,850,200   1,467,500     7.8%
                        -----------  -----------  ----------
  Gross profit            3,207,000    4,814,100  (1,607,100)  (33.4)%

Selling, general and
  administrative
  expenses                3,469,700    3,887,700    (418,000)  (10.8)%
                        -----------  -----------  ----------
  Operating income
    (loss)                 (262,700)     926,400  (1,189,100) (128.4)%

Other expense (income):
  Interest expense           85,200       28,500      56,700   198.9%
  Interest income            (3,300)    (142,400)    139,100    97.7%
  Other, net                 (2,900)      13,200     (16,100) (122.0)%
                        -----------  -----------  ----------
                             79,000     (100,700)    179,700   178.5%
                        -----------  -----------  ----------
  Income (loss) before
    income taxes           (341,700)   1,027,100  (1,368,800) (133.3)%

Income taxes               (114,100)     359,300    (473,400) (131.8)%
                        -----------  -----------  ----------

  NET INCOME (LOSS)     $  (227,600) $   667,800  $ (895,400) (134.1)%
                        ===========  ===========  ==========

Net Sales:

Consolidated net sales for the second quarter of 1995, which is traditionally the Company's slowest, were $23,524,700, roughly flat compared with sales of $23,664,300 in the second quarter a year ago. Sales were up 1.5% for unassembled furniture; down 8% for OEM products; and up 6.9% for the Company's BIC line of stereo speakers. The overall decrease was the result of an increased competitive pricing environment for unassembled furniture, along with a sluggish performance in retail sales.
                                 9 of 21

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations, continued


RESULTS OF OPERATIONS, continued

Cost of Sales and Gross Profit:

Cost of sales in the second quarter was impacted by particle board and packaging material price increases compared to a year ago, although the price of particle board began to stabilize during the second quarter of 1995. Profitability was also impacted by unfavorable overhead absorption, due to higher fixed costs and reduced production schedules. Higher fixed costs resulted from the long-term capital expansion program that was completed late in 1994.

Gross profit as a percentage of sales was 13.6% for the second quarter of 1995, compared to 20.3% for the second quarter of 1994. In addition to competitive industry conditions and higher manufacturing costs, allowances related to shipping and handling for certain new product introductions unfavorably impacted profitability.

Selling, General and Administrative Expenses:

Selling, general and administrative ("SG&A") expenses decreased 10.8% to $3,469,700 for the second quarter of 1995 compared to the same period in 1994. As a percentage of net sales, SG&A expenses were 14.7% and 16.4% in the second quarters of 1995 and 1994, respectively. The decrease reflects the result of ongoing cost containment efforts.

Operating Income (Loss):

Operating income was down 128.4% ($1,189,100) due to the gross profit decline as described in the "Cost of Sales and Gross Profit" section above.


Other Expense (Income):

Interest income decreased $139,100 as compared to the same period in 1994. In the second quarter of 1994, Ameriwood received approximately $140,000 in interest income from a note receivable it held related to the 1989 sale of two subsidiaries. The note receivable was sold in December of 1994; therefore, no comparable interest income was earned in 1995.

Interest expense increased from $28,500 for the second quarter of 1994, to $85,200 for the second quarter of 1995. The average short-term borrowings outstanding during the second quarter of 1995 were higher than 1994. Also, all interest on short-term borrowings in the second quarter of 1994 was capitalized due to the capital expansion program; only a portion of interest on short-term borrowings was capitalized in the second quarter of 1995.



                                 10 of 21

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations, continued


RESULTS OF OPERATIONS, continued

Net Income (Loss):

The Company recorded a net loss of $227,600 for the three months ended June 30, 1995 compared to net income of $667,800 in the same period of 1994. On a per share basis, the net loss was $.05 in 1995, compared to net income of $.16 in 1994. The decline in earnings and earnings per share was due to the factors described in the preceding "Cost of Sales and Gross Profit" section. The average number of common and common equivalent shares outstanding was not significantly different between the periods.


Comparisons for the Six Months Ended June 30, 1995 and 1994:

                            1995         1994        Change     Percent
                        -----------  -----------  -----------   -------
Net sales               $49,288,500  $49,998,900  $  (710,400)   (1.4)%
Cost of sales            42,099,500   40,256,300    1,843,200     4.6%
                        -----------  -----------  -----------
  Gross profit            7,189,000    9,742,600   (2,553,600)  (26.2)%

Selling, general and
  administrative
  expenses                7,280,400    7,851,700     (571,300)   (7.3)%
                        -----------  -----------  -----------
  Operating income
    (loss)                  (91,400)   1,890,900   (1,982,300) (104.8)%

Other expense (income):
  Interest expense          175,400       67,900      107,500   158.3%
  Interest income            (6,800)    (294,300)     287,500    97.7%
  Other, net                 18,200       12,800        5,400    42.2%
                        -----------  -----------  -----------
                            186,800     (213,600)     400,400   187.5%
                        -----------  -----------  -----------
  Income (loss) before
    income taxes           (278,200)   2,104,500   (2,382,700) (113.2)%

Income taxes                (94,600)     736,400     (831,000) (112.8)%
                        -----------  -----------  -----------

  NET INCOME (LOSS)     $  (183,600) $ 1,368,100  $(1,551,700) (113.4)%
                        ===========  ===========  ===========

Net Sales:

Consolidated net sales for the six months ended June 30, 1995 were down 1.4% to $49,288,500, from $49,998,900 for the same period in 1994.
Sales were up .5% for unassembled furniture; down 10% for OEM products;

                                11 of 21

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations, continued

RESULTS OF OPERATIONS, continued

and up 12.1% for the Company's BIC line of stereo speakers. An increased competitive pricing environment along with a sluggish performance in retail sales caused the overall decline.

Cost of Sales and Gross Profit:

Cost of sales in the first six months of 1995 was unfavorably impacted by material price increases compared to a year ago. Profitability was also impacted by unfavorable overhead absorption, due to higher fixed costs and reduced production schedules. Higher fixed costs resulted from the long-term capital expansion program that was completed in late 1994.

Gross profit as a percentage of sales was 14.59% for the first half of 1995, compared to 19.49% for the same period in 1994. Gross margin was negatively impacted by more competitive pricing, higher allowances, and unfavorable overhead absorption.

Selling, General and Administrative Expenses:

Selling, general and administrative ("SG&A") expenses decreased
$571,300, or 7.3%, to $7,280,400 for the six months ended June 30, 1995 compared to the same period in 1994. As a percentage of net sales, SG&A expenses were 14.77% in the first half of 1995 compared to 15.7% in the comparable period in 1994. The decrease was due to ongoing cost containment efforts.

Operating Income:

Operating income decreased 104.8%, or $1,982,300 for the six months ended June 30, 1995 as compared to the same period in 1994. A discussion of the reasons for the gross margin decline are described in the preceding "Cost of Sales and Gross Profit" section.

Operating Expense (Income):

Interest income decreased $287,500 as compared to the same period in 1994. During the first two quarters of 1994, Ameriwood received approximately $280,000 in interest income from a note receivable it held related to the 1989 sale of two subsidiaries. The note receivable was sold in December of 1994; therefore, no comparable interest income was earned in 1995.

The increase in interest expense for the first six months of 1995 was due to higher average short-term borrowings outstanding and lower amounts of capitalized interest as compared to the same period in 1994.

Net Income:

The Company recorded a net loss of $183,600 for the six months ended

                                12 of 21

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations, continued


RESULTS OF OPERATIONS, continued

June 30, 1995 compared to net income of $1,368,100 in the same period of 1994. On a per share basis, net loss was $.04 in 1995, compared to net income of $.32 in 1994. The decline in earnings and earnings per share was mainly due to the same factors as described in the "Net Sales" and "Cost of Sales and Gross Profit" sections above. The average number of common and common equivalent shares outstanding was not significantly different between the periods.


CAPITAL RESOURCES AND LIQUIDITY

Current assets declined $4,296,400 from December 31, 1994 to June 30, 1995, due mainly to a decrease in accounts receivable. Year-end accounts receivable balances are historically higher due to the seasonal peak of fourth quarter sales. The Company's second quarter sales have historically been the seasonal low each year, therefore, June 30 accounts receivable balances are usually lower than year-end balances.

Current liabilities decreased $4,483,700 from December 31, 1994 to June 30, 1995. The cash resulting from the decrease in accounts receivable was used to reduce current liabilities during the period.

Property and equipment additions of $1,428,100 in the first six months of 1995 consisted mainly of expenditures for machinery and equipment related to improving manufacturing efficiency and cost containment. Ameriwood currently anticipates capital expenditures for the remainder of 1995 will be approximately $2,100,000 and will consist of similar machinery and equipment purchases for the Company's Ohio and Michigan manufacturing facilities.

To finance working capital requirements and machinery and equipment purchases in the first half of 1995, Ameriwood increased its short-term borrowings from $2,300,000 at the end of 1994 to $3 million at June 30, 1995. The funds were provided by the Company's $15 million revolving credit facility.

Management believes the Company's present liquidity, combined with cash flow from future operations and the Company's revolving credit facility, will be adequate to fund operations and capital expenditures for the remainder of 1995 and 1996. In the event more funds are required, additional long-term borrowings are an alternative for meeting liquidity and capital resource needs. Nevertheless, the Company's liquidity could be materially impaired in the future, depending on the ultimate costs of satisfactorily resolving environmental matters at the Company's Dowagiac, Michigan facility. See Note 2 to the accompanying condensed consolidated financial statements for a discussion of this environmental matter.



                           13 of 21

PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders on May 18, 1995, Ameriwood's shareholders voted on the following matters:

  1. A proposal to approve the Ameriwood Industries 1995 Non-Employee Director Stock Option Plan (the "Plan"). The proposal was carried and the Plan was approved with 3,295,138 shares voting for, 371,041 shares voting against and 57,456 shares abstaining.

  2. Re-election of incumbent director Edwin Wachtel for a term of three years. Mr. Wachtel was elected with 3,533,397 shares voting for and 190,239 shares abstaining.

  3. Election of Richard J. Pigott as director for a term of three years. Mr. Pigott was elected with 3,468,812 shares voting for and 254,824 shares abstaining.

Company directors Neil L. Diver and Kevin K. Coyne (whose terms expire in 1996) and Joseph J. Miglore (whose term expires in 1997) continued as directors of the Company following the annual meeting.


Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

       Reference is made to the Exhibit Index on Pages 16 through 21 of this Form 10-Q report.


  (b)  Reports on Form 8-K

       There were no reports on Form 8-K filed by the Registrant during the three months ended June 30, 1995.


















                                 14 of 21

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION



                    August 10, 1995     /s/ J.J. Miglore
                                        ----------------------
                                        Joseph J. Miglore
                                        President and Chief
                                        Executive Officer



                    August 10, 1995     /s/ Charles R. Foley
                                        ----------------------
                                        Charles R. Foley
                                        Vice President of
                                        Finance and Chief
                                        Financial Officer































                                 15 of 21

                            EXHIBIT INDEX
                                                              Page in
                                                            Sequentially
 Exhibit                                                      Numbered
 Number                      Description                        Copy
--------  ------------------------------------------------  ------------

   3(a)   Restated Articles of Incorporation, as amended         n/a
          June 24, 1993 (filed as exhibit to Form 10-K for the year ended December 31, 1993 (Commission
          File No. 0-13805) and incorporated herein by reference)

   3(b)   Bylaws, as amended through June 16, 1994 (filed        n/a
          as an exhibit to Form 10-Q for the quarter ended
          June 30, 1994 (Commission File No. 0-13805) and incorporated herein by reference)

   4(a)   Indenture of Trust relating to $5,000,000              n/a
          Michigan Strategic Fund Industrial Development
          Revenue Bonds due in 2006, and related Loan
          Agreement, Letter of Credit Agreement, Mortgage and Security Agreement and Irrevocable
          Transferrable Letter of Credit (filed as exhibits to Form 10-K for the year ended
          December 31, 1989 (Commission File No. 0-13805) and incorporated herein by reference)

   4(b)   Second Amendment, dated June 19, 1992, to Letter       n/a
          of Credit with Harris Trust and Savings Bank, dated November 1, 1986, relating to Letter of Credit identified in Exhibit 4(a) (filed as exhibit to Form 10-Q for the quarter ended June
          30, 1992 (Commission File No. 0-13805) and incorporated herein by reference)

   4(c)   Third Amendment, dated January 13, 1995, to            n/a
          Letter of Credit with Harris Trust and Savings
          Bank, dated November 1, 1986, relating to Letter of Credit identified in Exhibit 4(a) (filed as exhibit to Form 10-K for the year ended December
          31, 1994 (Commission File No.0-13805) and incorporated herein by reference)

   4(d)   Credit Agreement with Harris Trust and Savings         n/a
          Bank, dated June 19, 1992 (filed as exhibit to
          Form 10-Q for the quarter ended June 30, 1992
          (Commission File No. 0-13805) and incorporated herein by reference)








                                 16 of 21

                            EXHIBIT INDEX
                                                              Page in
                                                            Sequentially
 Exhibit                                                      Numbered
 Number                      Description                        Copy
--------  ------------------------------------------------  ------------

   4(e)   Credit Agreement with Harris Trust and Savings         n/a
          Bank and The First National Bank of Chicago, dated January 13, 1995 (filed as exhibit to Form
          10-K for the year ended December 31, 1994
          (Commission File No. 0-13805) and incorporated herein by reference)

   4(f)   Ameriwood Industries International Corporation         n/a
          common stock certificate specimen (filed as exhibit to Form 10-Q for the quarter ended
          March 31, 1993 (Commission File No. 0-13805) and incorporated herein by reference)

   4(g)   Rights Agreement, as amended and restated as of        n/a
          March 15, 1995, between Ameriwood Industries
          International Corporation and Harris Trust and
          Savings Bank, as Rights Agent (filed as exhibit to Form 10-K for the year ended December 31, 1994 (Commission File No. 0-13805) and incorporated herein by reference)


The following material contracts identified with "*" preceding the exhibit number are agreements or compensation plans with or relating to executive officers, directors or related parties.


 *10(a)   1984 Incentive Stock Option Plan, as amended           n/a
          (filed as exhibit to Form 10-K for the year ended December 31, 1990 (Commission File No.
          0-13805) and incorporated herein by reference)

 *10(b)   Ameriwood Industries 1992 Non-Employee                 n/a
          Directors' Stock Option Plan (filed as Exhibit
          A to the definitive proxy statement dated June
          26, 1992 relating to the Company's 1992 annual meeting (Commission File No. 0-13805) and incorporated herein by reference)

 *10(c)   Ameriwood Industries 1993 Stock Incentive Plan         n/a
          (filed as Exhibit A to the definitive proxy statement dated May 10, 1993 relating to the Company's 1993 annual meeting (Commission File
          No. 0-13805) and incorporated herein by
          reference)





                                 17 of 21

                            EXHIBIT INDEX
                                                              Page in
                                                            Sequentially
 Exhibit                                                      Numbered
 Number                      Description                        Copy
--------  ------------------------------------------------  ------------

 *10(d)   Ameriwood Industries 1995 Non-Employee Director        n/a
          Stock Option Plan (filed as Exhibit A to the definitive proxy statement dated May 18, 1995 relating to the Company's 1995 annual meeting
          (Commission File No. 0-13805) and incorporated herein by reference)

 *10(e)   Form of Stock Option Agreement dated                   n/a
          February 14, 1991 with Neil L. Diver (filed as exhibit to Form 10-K for the year ended December
          31, 1990 (Commission File No. 0-13805) and incorporated herein by reference)

 *10(f)   Rospatch Corporation Annual Incentive Plan             n/a
          (filed as exhibit to Form 10-K for the year ended December 31, 1990 (Commission File No.
          0-13805) and incorporated herein by reference)

 *10(g)   Description of non-employee directors                  n/a
          consultation fee arrangements (filed as exhibit to Form 10-K for the year ended December 31, 1992 (Commission File No. 0-13805) and incorporated herein by reference)

 *10(h)   Rospatch Corporation Irrevocable Indemnity Trust       n/a
          Agreement dated August 13, 1990 (filed as exhibit to Form 10-Q for the quarter ended June
          30, 1990 (Commission File No. 0-13805) and incorporated herein by reference)

 *10(i)   First Amendment to Rospatch Corporation                n/a
          Irrevocable Indemnity Trust Agreement (filed as exhibit to Form 10-K for the year ended December
          31, 1991 (Commission File No. 0-13805) and incorporated herein by reference)

 *10(j)   Form of Indemnity Agreement entered into between       n/a
          the registrant and certain persons, together with a list of such persons (filed as exhibit to Form 10-K for the year ended December 31, 1994
          (Commission File No. 0-13805) and incorporated herein by reference)

 *10(k)   Employment Agreement dated April 20, 1990 with         n/a
          Joseph J. Miglore (filed as exhibit to Form 10-K for the year ended December 31, 1990 (Commission
          File No. 0-13805) and incorporated herein by reference)


                                 18 of 21

                            EXHIBIT INDEX
                                                              Page in
                                                            Sequentially
 Exhibit                                                      Numbered
 Number                      Description                        Copy
--------  ------------------------------------------------  ------------

 *10(l)   Addendum To Employment Agreement between               n/a
          registrant and Joseph J. Miglore (filed as exhibit to Form 10-K for the year ended December
          31, 1992 (Commission File No. 0-13805) and incorporated herein by reference)

 *10(m)   Memorandum dated January 19, 1990 to David             n/a
          Kraker regarding severance pay (filed as exhibit to Form 10-K for the year ended December 31, 1990 (Commission File No. 0-13805) and incorporated herein by reference)

 *10(n)   Management Retention Agreement dated as of             n/a
          November 20, 1992 between the registrant and Joseph J. Miglore (filed as exhibit to Form 10-K for the year ended December 31, 1992 (Commission
          File No. 0-13805) and incorporated herein by reference)

 *10(o)   Form of Management Retention Agreement dated as        n/a
          of November 20, 1992 between the registrant and certain persons, together with a list of such persons (filed as exhibit to Form 10-K for the year ended December 31, 1992 (Commission File
          No. 0-13805) and incorporated herein by
          reference)

 *10(p)   Management Retention Agreement dated June 7,           n/a
          1993 between the registrant and Charles R. Foley
          (filed as exhibit to Form 10-K for the year ended December 31, 1993 (Commission File No.
          0-13805) and incorporated herein by reference)

 *10(q)   Variable Life Policies (Sections 1 through 3)          n/a
          for Joseph J. Miglore, James R. Meier, Gerald A.
          Hickman, Charles R. Foley, and David N. Kraker, dated January 21, 1994 (filed as exhibits to Form 10-K for the year ended December 31, 1993
          (Commission File No. 0-13805) and incorporated herein by reference)

 *10(r)   Form of Variable Life Policy (Sections 4 through       n/a
          19, Rider and Endorsement) for executive officers of the registrant, together with a list of such officers (filed as exhibit to Form 10-K for the year ended December 31, 1993 (Commission
          File No. 0-13805) and incorporated herein by reference)


                                 19 of 21

                            EXHIBIT INDEX
                                                              Page in
                                                            Sequentially
 Exhibit                                                      Numbered
 Number                      Description                        Copy
--------  ------------------------------------------------  ------------

 *10(s)   Form of Split-Dollar Life Insurance Agreement          n/a
          dated January 21, 1994 between the registrant and certain persons, together with a list of such persons (filed as exhibit to Form 10-K for the year ended December 31, 1993 (Commission
          File No. 0-13805) and incorporated herein by reference)

 *10(t)   Form of Collateral Assignment Agreement dated          n/a
          January 21, 1994 between the registrant and certain persons, together with a list of such persons (filed as exhibit to Form 10-K for the year ended December 31, 1993 (Commission File
          No. 0-13805) and incorporated herein by
          reference)

 *10(u)   Form of Severance Compensation Agreement dated         n/a
          January 21, 1994 between the registrant and certain persons, together with a list of such persons (filed as exhibit to Form 10-K for the year ended December 31, 1993 (Commission File
          No. 0-13805) and incorporated herein by
          reference)

 *10(v)   Form of License Agreement between registrant and       n/a
          Europe Craft Imports, Inc. (filed as exhibit to
          Form 10-K for the year ended December 31, 1991
          (Commission File No. 0-13805) and incorporated herein by reference)

  10(w)   Settlement Agreement made as of April 10, 1992,        n/a
          among registrant Atlantis Group, Inc. and other parties identified therein, together with copies of the executed documents referenced as exhibits thereto (filed as exhibit to Form 10-K for the year ended December 31, 1991 (Commission File
          No. 0-13805) and incorporated herein by
          reference)

  10(x)   Stipulation of Class Settlement (filed as              n/a
          exhibit to Form 10-K for the year ended December
          31, 1991 (Commission File No. 0-13805) and incorporated herein by reference)







                                 20 of 21

                            EXHIBIT INDEX
                                                              Page in
                                                            Sequentially
 Exhibit                                                      Numbered
 Number                      Description                        Copy
--------  ------------------------------------------------  ------------

  10(y)   Settlement Agreement between Ameriwood                 n/a
          Industries International Corporation and
          American Casualty Company, dated September 1994
          (filed as exhibit to Form 10-Q for the quarter ended September 30, 1994 (Commission File No.
          0-13805) and incorporated herein by reference)

  10(z)   $4,500,000 Flightline Electronics, Inc. Junior         n/a
          Subordinated Note,  dated December 5, 1991;
          Endorsement of  Note; Agreement between
          Ameriwood Industries International Corporation and Flightline Electronics, Inc.; and Assignment of Junior Subordinated Note (filed as exhibit to Form 10-K for the year ended December 31, 1994
          (Commission File No. 0-13805) and incorporated herein by reference)

  27      Financial Data Schedule
































                                 21 of 21