Form 10-Q
period 1995-09-30
AMERIWOOD INDUSTRIES INTERNATIONAL CORP
filed 1995-11-13
CIK 774487

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended    September 30, 1995,  OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ----------  to  ----------

    Commission File No.     0-13805


             AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

                 Michigan                             38-0983610
     (State or other jurisdiction of                (IRS Employer
       incorporation or organization)           Identification Number)

       171 Monroe Avenue, NW, Suite 600, Grand Rapids, Michigan, 49503
             (Address of principal executive offices, zip code)
                               (616) 336-9400
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  /X/         No  / /


The number of shares outstanding of registrant's common stock, par value $1.00 per share, at September 30, 1995 was 4,188,406 shares.

                                                Exhibit Index on page 15.

                                    1 of 20

    AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

                               FORM 10-Q

                  FOR THE QUARTER ENDED SEPTEMBER 30, 1995



                                 INDEX

                                                                      Page

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - September 30, 1995
           (Unaudited) and December 31, 1994                           3-4

         Condensed Consolidated Statements of Operations -
           Three Months and Nine Months Ended September 30, 1995
           and 1994 (Unaudited)                                          5

         Condensed Consolidated Statements of Cash Flows -
           Nine Months Ended September 30, 1995 and 1994 (Unaudited)     6

         Notes to Condensed Consolidated Financial Statements
           (Unaudited)                                                 7-8


  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations              9-13



PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                            13

  Item 6.  Exhibits and Reports on Form 8-K                             13


SIGNATURES                                                              14


EXHIBIT INDEX                                                        15-20




                                    2 of 20

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS


                                            September 30,   December 31,
                                                 1995          1994
                                             -----------    -----------
                                             (Unaudited)
ASSETS

CURRENT ASSETS:
  Accounts receivable, less allowances of
    $1,261,200 in 1995 and $614,300 in 1994  $16,785,600    $20,667,000
  Inventories:
    Raw material                               7,260,900      7,758,300
    Work in process                            3,999,800      3,940,900
    Finished goods                             6,528,000      5,776,700
                                             -----------    -----------
                                              17,788,700     17,475,900
  Prepaid expenses and other current assets    1,323,200        956,600
                                             -----------    -----------
      Total current assets                    35,897,500     39,099,500

PROPERTY AND EQUIPMENT:
  Land                                           231,900        231,900
  Buildings and improvements                  13,683,300     13,439,400
  Machinery and equipment                     28,059,000     25,078,500
  Construction in progress                     1,240,600      2,490,300
                                             -----------    -----------
                                              43,214,800     41,240,100
  Less accumulated depreciation              (19,576,300)   (17,175,600)
                                             -----------    -----------
                                              23,638,500     24,064,500

OTHER ASSETS                                     184,700        220,600
                                             -----------    -----------
                                             $59,720,700    $63,384,600
                                             ===========    ===========

See accompanying notes to condensed consolidated financial statements.




                                    3 of 20

AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                            September 30    December 31,
                                                 1995          1994
                                             -----------    -----------
                                             (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable to bank                       $ 2,000,000    $ 2,300,000
  Accounts payable                             5,010,500      5,014,300
  Accrued liabilities-
    Payroll and employee benefits              1,484,200      1,741,500
    Legal and professional                       820,900      1,071,600
    Environmental costs                          850,000        835,300
    Customer advertising allowances            1,844,000      2,531,100
    Income taxes currently payable               137,300      1,194,300
    Deferred income taxes                         82,600        210,400
    Other                                      1,589,200      1,841,000
                                             -----------    -----------
      Total current liabilities               13,818,700     16,739,500

LONG-TERM DEBT                                 5,000,000      5,000,000

DEFERRED INCOME TAXES                          1,196,900      1,066,800

SHAREHOLDERS' EQUITY:
  Common stock                                 4,188,400      4,188,400
  Additional paid-in capital                  20,622,300     20,622,300
  Retained earnings                           14,894,400     15,767,600
                                             -----------    -----------
       Total shareholders' equity             39,705,100     40,578,300
                                             -----------    -----------
                                             $59,720,700    $63,384,600
                                             ===========    ===========

See accompanying notes to condensed consolidated financial statements.




                                    4 of 20

AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                           Three Months Ended          Nine Months Ended
                              September 30,              September 30,
                            1995         1994          1995         1994
                        -----------  -----------   -----------  -----------
Net sales               $26,236,100  $27,161,900   $75,524,600  $77,160,800
Cost of sales            22,627,000   21,507,100    64,726,500   61,763,400
                        -----------  -----------   -----------  -----------
  Gross profit            3,609,100    5,654,800    10,798,100   15,397,400

Selling, general and
  administrative
  expenses                4,479,300    3,603,500    11,759,700   11,455,200
                        -----------  -----------   -----------  -----------
  Operating income(loss)   (870,200)   2,051,300      (961,600)   3,942,200

Other expense (income):

  Litigation settle-
      ment,net                        (4,207,500)                (4,207,500)
  Interest expense           79,000       38,600       254,400      106,500
  Interest income            (3,300)      (5,700)      (10,100)    (300,000)
  Other, net                 23,400       (1,500)       41,600       11,300
                        -----------  -----------   -----------  -----------
                             99,100   (4,176,100)      285,900   (4,389,700)
                        -----------  -----------   -----------  -----------
  Income (loss) before
    income taxes           (969,300)   6,227,400    (1,247,500)   8,331,900

Income taxes               (279,600)   2,179,600      (374,200)   2,916,000
                        -----------  -----------   -----------  -----------
  NET INCOME (LOSS)     $  (689,700) $ 4,047,800   $  (873,300) $ 5,415,900
                        ===========  ===========   ===========  ===========

Average number of common
  and common equivalent
  shares outstanding      4,209,000    4,257,900     4,213,200    4,267,100
                          =========    =========     =========    =========

Earnings (loss) per
  common and common
  equivalent share            $(.16)        $.95         $(.21)       $1.27
                              =====         ====         =====        =====

See accompanying notes to condensed consolidated financial statements.

                                    5 of 20

AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                 Nine Months Ended
                                                    September 30,
                                                 1995           1994
                                              ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES          $2,991,100     $6,114,400

CASH FLOWS FROM INVESTING ACTIVITIES:
  Collections on notes receivable                               106,700
  Purchases of property and equipment         (2,050,000)    (6,915,400)
  Proceeds from sales of property
    and equipment                                  4,000            800
                                              ----------     ----------
    Net cash used for investing activities    (2,046,000)    (6,807,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable to bank           2,150,000      7,300,000
  Payments on note payable to bank            (2,450,000)    (5,300,000)
  Repurchase of common stock                    (645,100)      (533,300)
  Issuance of common stock                                       36,300
                                              ----------     ----------
    Net cash provided by financing activities   (945,100)     1,503,000
                                              ----------     ----------
NET INCREASE IN CASH AND EQUIVALENTS                   0        809,500


CASH AND EQUIVALENTS AT BEGINNING OF YEAR              0              0
                                              ----------     ----------
CASH AND EQUIVALENTS AT END OF QUARTER        $        0     $  809,500
                                              ==========     ==========


Supplemental disclosures:

  Cash transactions-
    Interest paid, net of
      amounts capitalized                     $  273,200     $   77,900
    Income taxes paid                          1,231,500      1,136,400
  Non-cash financing transaction-
    Common stock issued for employee
      stock ownership plan contribution          645,100        533,300


See accompanying notes to condensed consolidated financial statements.


                                    6 of 20

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1995 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 1995 and 1994. All such adjustments are of a normal and recurring nature.

NOTE 2--ENVIRONMENTAL CONTINGENCY

Ameriwood Environmental Matter

During 1989, the Company discovered environmental contamination at its facility in Dowagiac, Michigan, which has been reported to the appropriate state environmental agency. Ameriwood has identified certain prior owners or operators and may identify other parties who might be required to contribute toward cleanup of this site. The Company has filed suit in Federal District Court against Chrysler Corporation and the United States Department of Defense ("DOD") in connection with the Dowagiac site. The Company is seeking recovery of its environmental response costs and a declaration requiring the defendants to contribute to costs required for additional environmental investigation and remediation at the site. Chrysler Corporation has admitted successorship to one corporation that operated the site, but has denied liability for any cleanup expenses. Chrysler has also cross-claimed against the DOD. On February 16, 1995, Chrysler filed a Motion for Partial Summary Judgment asking the Court to rule that the DOD was an owner and/or operator of the Dowagiac site. The Company filed a similar motion on March 15, 1995. If the Court grants the motions, the DOD would be liable, subject to appeal, for a share of the investigation and remediation costs incurred to address releases which occurred during the period the DOD was an owner or operator. A hearing on the Chrysler motion was held on July 11, 1995. On August 9, 1995 the Court issued an Opinion and Order ruling that (a) the DOD was not liable as a past operator of the Dowagiac plant; (b) the DOD was not liable as a result of its lending

                                    7 of 20

AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES relationship with a prior owner of the Dowagiac plant; but that (c) questions of fact exist as to whether the DOD is liable as an owner of a portion of the plant, which questions will be resolved at the trial. The Court still has pending the question whether the DOD is liable as an arranger for waste disposal at the Dowagiac plant. Upon completion of a trial, the Company has the right to appeal the Court's decision on the DOD's liability as an operator or lender. Although the Company believes it has sufficient basis to prevail against the defendants, there is no assurance of financial recovery therein or receipt of the declaration sought.

It is the Company's policy to accrue environmental cleanup costs if it is probable that a liability has been incurred and an amount is reasonably estimable. The Company has an accrual of $850,000 as of September 30, 1995 to provide for potential cleanup costs at the site. Actual costs to be incurred at the Dowagiac site in the future may vary from estimates due to: the inherent uncertainties associated with estimating the extent of and remedy for environmental contamination; the evolving nature of remediation technologies and environmental regulations; and the uncertainty of allocating any investigation and remediation costs among other parties. The Company has not recognized any amounts in its financial statements for potential contributions or recoveries from Chrysler Corporation or the DOD. Estimated expenses accrued to date for the Dowagiac site have been recorded without considering potential contributions or recoveries from Chrysler Corporation, DOD, or other parties.

The estimated cost of remediation is still tentative and further testing in other areas of the Dowagiac site is needed. The Company has hired a consulting engineer firm to complete a remedial investigation and feasibility study (RI/FS) and develop a final estimate of costs necessary to remediate the site. Upon completion of the RI/FS, the Company will finalize its plans for remedial work at the site. To date, the Company has not agreed to any cleanup plan with the state agency. Consequently, Ameriwood is unable to predict the outcome of this matter or to reasonably estimate the amount of additional costs, if any, that may be incurred to resolve it satisfactorily.

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

                                    8 of 20

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected Ameriwood's earnings during the period included in the accompanying condensed consolidated statements of operations. A summary of the changes in the principal items included in the condensed consolidated statements of operations is shown below:

Comparisons for the Three Months Ended September 30, 1995 and 1994:

                                 1995         1994       Change     Percent
                             -----------  -----------  ----------   -------
Net sales                    $26,236,100  $27,161,900  $ (925,800)   (3.4)%
Cost of sales                 22,627,000   21,507,100   1,119,900     5.2%
                             -----------  -----------  ----------
  Gross profit                 3,609,100    5,654,800  (2,045,700)  (36.2)%

Selling, general and
  administrative expenses      4,479,300    3,603,500     875,800    24.3%
                             -----------  -----------  ----------
  Operating income (loss)       (870,200)   2,051,300  (2,921,500) (142.4)%

Other expense (income):
  Litigation settlement, net                (4,207,500) 4,207,500   100.0%
  Interest expense                79,000       38,600      40,400   104.7%
  Interest income                 (3,300)      (5,700)      2,400    42.1%
  Other, net                      23,400       (1,500)     24,900  1660.0%
                             -----------  -----------  ----------
                                  99,100   (4,176,100)  4,275,200   102.4%
                             -----------  -----------  ----------
  Income (loss) before
    income taxes                (969,300)   6,227,400  (7,196,700) (115.6)%

Income taxes                    (279,600)   2,179,600  (2,459,200) (112.8)%
                             -----------  -----------  ----------
  NET INCOME (LOSS)          $  (689,700) $ 4,047,800 $(4,737,500) (117.0)%
                             ===========  ===========  ==========
Net Sales:

Net sales for the three months ended September 30, 1995, were down 3.4% from the same period of 1994. Third quarter sales declined 3.9% for unassembled furniture, 1.4% for OEM products, and 7.3% for the company's BIC line of stereo speakers. The difficult environment for regional discount retailers, the Company's largest distribution channel for unassembled furniture, and for consumer electronic retailers, was the main reason for the decline.

                                    9 of 20

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations, continued


RESULTS OF OPERATIONS, continued

Cost of Sales and Gross Profit:

Cost of sales in the third quarter was negatively impacted by unfavorable overhead absorption, due to reduced production schedules. Lower than planned order volume, due to retail softness, resulted in lower than planned ability to absorb fixed manufacturing costs. Additionally, changes in production schedules related to rapidly changing customer order patterns created production inefficiencies.

Gross profit as a percentage of sales was 13.8% for the third quarter of 1995, compared to 20.8% for the third quarter of 1994. In addition to the soft retail market and competitive industry conditions, higher allowances related to a voluntary product recall unfavorably impacted profitability.


Selling, General and Administrative Expenses:

Selling, general and administrative ("SG&A") expenses increased 24.3% for the third quarter of 1995 compared to the same period in 1994. Bad debt reserves were increased approximately $800,000 during the quarter to recognize the deteriorating situation among retailers and to cover potential losses due to the bankruptcy filings of several customers. The increase in the bad debt reserves was the primary reason for the higher SG&A expenses.


Other Expense (Income):

Other income decreased 102.4%, as compared to the third quarter of 1994 when the company received a litigation settlement of $4.2 million, net of related ESOP expenses. The settlement accounted for 98% of the difference in other expense (income) in the third quarter of 1995 as compared to the same period in 1994.

Interest expense increased $40,400 for the third quarter of 1995 compared to the same period in 1994. All interest on short-term borrowings in the third quarter of 1994 was capitalized due to the capital expansion program; while only a portion of interest on short-term borrowings was capitalized in the third quarter of 1995.





                                   10 of 20

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations, continued


RESULTS OF OPERATIONS, continued

Comparisons for the Nine Months Ended September 30, 1995 and 1994:

                                 1995         1994        Change    Percent
                             -----------  -----------  -----------  -------
Net sales                    $75,524,600  $77,160,800  $(1,636,200)  (2.1)%
Cost of sales                 64,726,500   61,763,400    2,963,100    4.8%
                             -----------  -----------  -----------
  Gross profit                10,798,100   15,397,400   (4,599,300) (29.9)%

Selling, general and
  administrative expenses     11,759,700   11,455,200      304,500    2.7%
                             -----------  -----------  -----------
  Operating income (loss)       (961,600)   3,942,200   (4,903,800)(124.4)%

Other expense (income):
  Litigation settlement, net               (4,207,500)   4,207,500  100.0%
  Interest expense               254,400      106,500      147,900  138.9%
  Interest income                (10,100)    (300,000)     289,900   96.6%
  Other, net                      41,600       11,300       30,300  268.1%
                             -----------  -----------  -----------
                                 285,900   (4,389,700)   4,675,600  106.5%
                             -----------  -----------  -----------
  Income (loss) before
    income taxes              (1,247,500)   8,331,900   (9,579,400)(115.0)%

Income taxes                    (374,200)   2,916,000   (3,290,200)(112.8)%
                             -----------  -----------  -----------
  NET INCOME (LOSS)          $  (873,300) $ 5,415,900  $(6,289,200)(116.1)%
                             ===========  ===========  ===========


Net Sales:

Consolidated net sales for the nine months ended September 30, 1995 were down 2.1%, to $75,524,600, from $77,160,800 for the same period in 1994. Sales were down 2.1% for unassembled furniture, down 4.1% for OEM products, and up 9.1% for the Company's line of BIC stereo speakers. A sluggish performance in retail sales and an increased competitive environment were the primary causes of the overall decline.




                                   11 of 20

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations, continued

RESULTS OF OPERATIONS, continued

Cost of Sales and Gross Profit:

Cost of sales and profitability for the nine month period were negatively impacted by unfavorable overhead absorption, due to higher fixed costs related to the 1994 expansion program, and reduced production schedules.

Gross profit as a percentage of sales was 14.3% for the nine months ended September 30, 1995, as compared to 20.0% for the same period in 1994. Gross margin was negatively impacted by more competitive pricing, higher allowances, and unfavorable overhead absorption.


Selling, General and Administrative Expenses:

SG&A expenses were up 2.7%, or $304,500, compared to the same period in 1994. Although ongoing cost containment efforts had been resulting in lower SG&A expenses as compared to 1994, the large third quarter charge to increase bad debt expense offset these savings on a year-to-date basis.


Operating Expense (Income):

Other income was down compared to 1994, and interest expense up compared to 1994 as discussed in the third quarter comparison on page 10. Interest income decreased $289,900 as compared to the same period in 1994. In 1994, Ameriwood received approximately $280,000 in interest income from a note receivable it held related to the 1989 sale of two subsidiaries. The note was sold in December of 1994; therefore, no comparable interest income was earned in 1995.


CAPITAL RESOURCES AND LIQUIDITY

Current assets declined $3,202,000 from December 31, 1994 to September 30, 1995, due mainly to a decrease in accounts receivable. Year-end accounts receivable balances are historically higher due to the seasonal peak of fourth quarter sales. That factor, combined with a decrease in net sales as compared to 1994, led to the decrease.

Current liabilities decreased 17.4% from December 31, 1994, to September 30, 1995. The accrual for income taxes currently payable is down $1,057,000 from the end of 1994 due to the year-to-date net loss in 1995. The accrual for customer allowances is also down from the end of 1994, due to timing issues related to customers' use of their allowances.


                                   12 of 20

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations, continued

CAPITAL RESOURCES AND LIQUIDITY, continued

Property and equipment additions of $2,050,000 in the nine months ended September 30, 1995 consisted mainly of expenditures for machinery and equipment related to improving manufacturing efficiency and cost containment. Ameriwood currently anticipates capital expenditures for the remainder of 1995 will be approximately $1,512,000 and will consist of machinery and equipment purchases for the Company's Ohio and Michigan manufacturing facilities.

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



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Item 3 of registrant's Annual Report on Form 10-K for the year ended December 31, 1994, for information related to the Arthur Andersen Litigation.



Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

       Reference is made to the Exhibit Index on Pages 15 through 20 of this Form 10-Q report.


  (b)  Reports on Form 8-K

       There were no reports on Form 8-K filed by the Registrant during the three months ended September 30, 1995.




                                   13 of 20

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION



                    November 13, 1995     /s/ J.J. Miglore
                                          ----------------------
                                          Joseph J. Miglore
                                          President and Chief
                                          Executive Officer



                    November 13, 1995     /s/ Charles R. Foley
                                          ----------------------
                                          Charles R. Foley
                                          Vice President of
                                          Finance and Chief
                                          Financial Officer

























                                   14 of 20

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


                                   15 of 20

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

                                   16 of 20

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


                                   17 of 20

                            EXHIBIT INDEX
                                                              Page in
                                                            Sequentially
 Exhibit                                                      Numbered
 Number                      Description                        Copy
--------  ------------------------------------------------  ------------

 *10(k)   Employment Agreement dated April 20, 1990 with         n/a
          Joseph J. Miglore (filed as exhibit to Form 10-K for the year ended December 31, 1990 (Commission
          File No.0-13805) and incorporated herein by reference)

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

                                   18 of 20

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

  10(w)   Settlement Agreement between Ameriwood                 n/a
          Industries International Corporation and
          American Casualty Company, dated September 1994
          (filed as exhibit to Form 10-Q for the quarter ended September 30, 1994 (Commission File No.
          0-13805) and incorporated herein by reference)


                                   19 of 20

                            EXHIBIT INDEX
                                                              Page in
                                                            Sequentially
 Exhibit                                                      Numbered
 Number                      Description                        Copy
--------  ------------------------------------------------  ------------

  10(x)   $4,500,000 Flightline Electronics, Inc. Junior         n/a
          Subordinated Note,  dated December 5, 1991;
          Endorsement of  Note; Agreement between
          Ameriwood Industries International Corporation and Flightline Electronics, Inc.; and Assignment of Junior Subordinated Note (filed as exhibit to Form 10-K for the year ended December 31, 1994
          (Commission File No. 0-13805) and incorporated herein by reference)

  27      Financial Data Schedule

































                                   20 of 20