Form 10-K
period 1995-12-31
AMERIWOOD INDUSTRIES INTERNATIONAL CORP
filed 1996-03-28
CIK 774487

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

/x/ Annual  report  pursuant  to  Section 13 or  15(d)  of  the  Securities
    Exchange Act  of 1934 (Fee required) for the fiscal year ended
    December 31, 1995 or
/ / Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (No Fee required) for the transition period from ---- to ----.

Commission File No.   0-13805

               AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION
           (Exact name of registrant as specified in its charter)

                  Michigan                              38-0983610
      (State or other jurisdiction of                 (IRS Employer
        incorporation or organization)            Identification Number)

            171 Monroe Ave. N.W., Suite 600, Grand Rapids, MI, 49503
               (Address of principal executive offices, zip code)

                 (616)336-9400 (Registrant's telephone number)

     Securities registered pursuant to Section 12(b) of the Act:  (none)

        Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, $1 Par Value
                            (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/      No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and to the best of registrant's knowledge, will not be contained in any amendment to this Form 10-K. / /

As of March 15, 1996, the aggregate market value of the registrant's Common Stock, $1 par value, held by persons other than (a) directors and executive officers of the registrant and (b) the Ameriwood Industries Affiliated Employee Stock Ownership and Savings Plan, none of which persons is hereby acknowledged to be an "affiliate" of the registrant, was $17,510,639 based on the last sale price on that date as reported on The Nasdaq Stock Market.

As of March 15, 1996, 4,188,406 shares of the registrant's Common Stock, $1 par value, were outstanding.

PART I.
ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS
Ameriwood Industries International Corporation ("Ameriwood" or the "Company") is a Michigan corporation. It is the successor to a company originally incorporated in Michigan in 1915 under the name "Rose Patch and Label Company," which reflected Ameriwood's original business--the production of fabric patches and labels. That name was changed to "Rospatch Corporation" in 1968, at which time the manufacture of labels was still the principal line of business.
In December 1991, by a majority vote of Ameriwood's shareholders, the name was changed to "Ameriwood Industries International Corporation," which more closely identifies the Company with its current core business, wood products. Ameriwood's corporate offices are located at 171 Monroe Avenue, N.W., Suite 600, Grand Rapids, MI, 49503, and its telephone number is (616) 336-9400. Further discussion of the general development of the Company's business is set forth in response to Part I, Item 1--Narrative Description of Business below.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
All of Ameriwood's operations, for purposes of the consolidated financial statements included as part of this report, have been in the Wood Products industry segment. (See the consolidated balance sheets of Ameriwood Industries International Corporation as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995, and the notes thereto, and the report of independent accountants thereon ("the accompanying financial statements"), which are included in Part II,
Item 8--Financial Statements and Supplementary Data.)

NARRATIVE DESCRIPTION OF BUSINESS
Principal Products
Ameriwood manufactures unassembled furniture, stereo speaker cabinets, fully assembled speaker units, and is an original equipment manufacturer of various laminated products used by other manufacturers for incorporation into their own products. All Company-made products are manufactured at two subsidiary facilities, both of which are located in the United States. The Company sells its products through its own sales personnel and through independent sales representatives who are assigned specific territories.

Ameriwood considers its principal products to be those that, as a group, contribute ten percent or more to consolidated revenues. The Company categorizes its furniture products as those of "Ameriwood Furniture" and its stereo speaker cabinets and other products as those of "Ameriwood OEM."

Ameriwood Furniture currently sells its unassembled furniture to office superstores, mass merchant discount stores, home improvement centers, national chains, catalog showrooms, home furnishings retailers, and warehouse clubs. Furniture products include, among other items, home office furniture, computer furniture, wall units/organizers, storage units, wardrobes, bookcases, utility carts, television and VCR stands, entertainment centers, home theater units, bedroom furniture, and upholstered chairs and sofas. Ameriwood OEM stereo speaker cabinets and components are primarily sold to consumer electronics manufacturers, including certain major audio component companies. In addition, Ameriwood OEM sells Company-fabricated wood grain and opaque laminated particle board to a variety of manufacturers for use in furniture, kitchen and bathroom cabinets, office partitions, and other furniture and building products.

Raw Materials
Ameriwood purchases raw materials from various domestic and foreign suppliers Particle board is the principal raw material used; other raw materials include furniture hardware, vinyl, lamination paper, packaging, glass and various electronic components. Most of the raw materials, components, and other supplies needed in the Company's manufacturing processes are available from numerous sources; to date, no significant difficulty has been experienced in obtaining these items.

Particle board used in Ameriwood's operations is obtained from mills located on the West coast, the Midwest and the Southeast regions of the United States, and is laminated by the Company at its plants in Dowagiac, Michigan, and Tiffin, Ohio. A large percentage of the laminated board is used in Ameriwood's furniture products and stereo speaker cabinets. Most of the remainder is either cut to customer specifications in the Company's facilities or shipped in large sheets and cut and milled in the customer's own plants. Although Ameriwood's results of operations were negatively affected by significant increases in particle board prices in 1993 and 1994, prices began to stabilize in 1995. To date, no significant difficulty has been experienced in obtaining particle board; however, Ameriwood's future growth could be restricted if available supplies of particle board become inadequate to meet the Company's requirements.

Patents and Trademarks
No significant portion of Ameriwood's business is dependent upon a single patent or series of patents. Certain individual Company trademarks, particularly Affordable Furniture, are believed to be significant to the Company's operations.

Seasonality
The Company believes there is some seasonal variation in the demand for its products, with increases in third and fourth quarter consolidated sales (see table below).

            Percent of Consolidated Sales By Quarter
            ----------------------------------------
    Year   1st Qtr.   2nd Qtr.   3rd Qtr.   4th Qtr.   Total
    ----   --------   --------   --------   --------   -----
    1995    25.6%      23.4%      26.0%      25.0%      100%
    1994    25.1%      22.5%      25.8%      26.6%      100%
    1993    23.0%      22.0%      27.3%      27.7%      100%

Certain Working Capital Items
The Company (in particular Ameriwood Furniture) must maintain a significant amount of inventory to satisfy its major customers. As a result of competitive pressures, the Company (mainly Ameriwood Furniture) has been required to provide to its customers certain rights to return merchandise and has offered certain customers extended payment terms. Ameriwood believes these practices are common in this industry.

Significant Customers
In 1995 and 1994 no single customer accounted for 10% or more of consolidated net sales. In 1993, sales to Venture Stores were approximately 10% of consolidated net sales. Ameriwood has no relationship with Venture Stores or any other significant customer, other than a supplier-customer relationship.

Backlog
The approximate Company backlogs at February 29, 1996 and February 28, 1995 were $13,329,100 and $18,147,400, respectively. Although Ameriwood believes the backlog is firm, certain orders may be subject to cancellation prior to shipment. Therefore, the backlog may not represent actual future sales. The February 29, 1996 backlog is expected to be filled during the current fiscal year.

Competition
Ameriwood Furniture competes with a large number of unassembled, as well as assembled furniture manufacturers. Based on industry publications and other sources, Ameriwood believes it is the fourth largest U.S. manufacturer of unassembled furniture. The principal methods of competition are price, design, quality and service.

The unassembled furniture market has become very competitive, with the addition of certain new industry entrants. One of these new competitors entered the industry in 1994 with a very aggressive pricing policy in the promotionally- priced segment of the market, which currently represents the Company's largest market segment. At the same time, Ameriwood and its other competitors have made substantial capital investments which, the Company believes, has resulted in a surplus of manufacturing capacity in the industry. This surplus of capacity, combined with the pressure from new industry entrants, has resulted in a shift to more aggressive product pricing as competitors either try to "buy" or preserve market share and maximize manufacturing capacity utilization. Ameriwood anticipates this aggressive pricing will continue, as new competitors attempt to grow and existing competitors attempt to protect their market share, which could affect the Company's future profitability.

Ameriwood OEM speaker products compete with similar products manufactured by approximately ten other companies, including companies which are owned by various speaker marketers. Principal customers include national brand name electronics manufacturers and marketers. Principal methods of competition are quality, design, service and price. The Company's other OEM products compete with numerous other manufacturers. Management believes Ameriwood has sufficient resources, material and manpower to compete effectively in its present OEM business.

Research and Development
Company research and product development costs are expensed as incurred and were $546,700 in 1995, $636,000 in 1994 and $490,100 in 1993. Customer-
sponsored research and development activities are not significant to Ameriwood's operations.

Environmental Matters
As indicated elsewhere in this report (see Item 7--Environmental Matters and Note 6--Contingencies in the accompanying financial statements), the Company has accrued certain environmental investigation and remediation costs in its financial statements. Compliance with present laws concerning protection of the environment is not currently expected by management to have any material effect upon the Company's capital expenditures, earnings or competitive position

Human Resources
At December 31, 1995, Ameriwood employed approximately 732 associates on a full- time basis. With limited exceptions, the Company does not regularly employ part-time persons, but does utilize a temporary work force as necessary to meet peak demand.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
All of Ameriwood's operations are located in the United States. The Company's wood products are sold throughout the United States, Canada and Mexico, but principally in the United States. Export sales were $3,385,000 in 1995, $4,110,700 in 1994 and $2,441,800 in 1993.


ITEM 2.  PROPERTIES.

Listed below are the principal properties owned or leased by Ameriwood as of February 29, 1996.

    Location           Principal Use                          Owned or Leased
    ----------------   ------------------------------------   ---------------
    Dowagiac, MI       Manufacturing, warehouse, and office   Owned
    Grand Rapids, MI   Corporate office                       Leased
    High Point, NC     Furniture showroom                     Leased
    Tiffin, OH         Manufacturing, warehouse, and office   Owned
    Stow, OH           Office and warehouse                   Leased

In the aggregate, Ameriwood and its subsidiaries own approximately 1,025,000 square feet of space and currently lease approximately 17,000 square feet. Management considers all of the Company's material properties and equipment to be well-maintained, in good operating condition, and suitable and adequate for their purposes.

Management estimates the Company's present manufacturing capacity (in annual sales dollars), based on current product mix and pricing levels, to be $140,000,000 without incurring further significant capital expenditures. The Dowagiac, Michigan facility secures the Company's indebtedness pursuant to $5,000,000 of Michigan Strategic Fund Industrial Development Revenue Bonds and its reimbursement obligations to the issuer of a letter of credit collateralizing these bonds, as described in Note 3--Borrowing Arrangements in the accompanying financial statements.


ITEM 3.  LEGAL PROCEEDINGS.

ARTHUR ANDERSEN LITIGATION
On December 4, 1992, Ameriwood filed a lawsuit in the Michigan Circuit Court for the County of Wayne against its former auditing firm, Arthur Andersen & Co. ("Andersen"), claiming that its exposure to liability in the Atlantis Group, Inc. ("Atlantis") and class action litigation against Ameriwood, settled early in 1992, as well as related derivative litigation dismissed in early 1991, was the result of malpractice committed by Andersen while performing audit and accounting work for the Company for the years 1986 through 1990. Andersen has denied liability in this matter and, on January 29, 1993, filed a counterclaim against Ameriwood.

In February 1995, Ameriwood filed suit against Andersen in the United States District Court for the Western District of Michigan asserting a contribution claim under Section 10(b) of the Securities Exchange Act of 1934, breach of contract, and malpractice. The action in Wayne County, including Andersen's counterclaim in that suit, was dismissed in favor of the Federal suit. Andersen moved to dismiss the Federal contribution claim. On March 19, 1996, the court granted this motion and ruled that contribution is not recoverable unless the settling parties discharged the liability of all defendants in the underlying action. The Court ruled that

Ameriwood could seek to recover its payments for attorneys' fees and costs in the underlying actions from Andersen on its malpractice and breach of contract theories. In August 1995, Ameriwood amended its complaint in the District Court action to assert an additional damage theory based on the claim that certain substantial expenditures were made which would not have been made had the audits been conducted properly. The Court's March 1996 opinion left these claims intact.

In this proceeding against Andersen, Ameriwood is seeking to recover the amount of its settlements related to the Atlantis and class litigation, as well as fees and other defense costs incurred by the Company prior to settlement. For further information concerning these settlements and related expenses, see Note 12--Shareholder Litigation and Settlements in the accompanying financial statements.

Andersen filed its counterclaim in this Federal suit in March of 1995. In its counterclaim, Andersen alleged that any problems with Company financial statements audited by Andersen arose from failures by persons then employed by the Company to provide Andersen with accurate, complete and/or timely information, which injured Andersen by embroiling it in the Atlantis and related litigation. On its counterclaim, Andersen is seeking to recover from Ameriwood an amount equal to Andersen's costs of defending the Atlantis and class actions and its own ultimate settlements, which were separate from those of Ameriwood. Andersen is also seeking to recover its costs of defending this Federal suit and the now dismissed Wayne County suit on the asserted ground that Ameriwood's right to bring these suits was foreclosed by virtue of certain earlier proceedings relating to the settlement of the Atlantis and class litigation. The total amount sought by Andersen is not known at present but may be substantial. The Company believes that Andersen's claims are barred by the Bar Order enacted by the Court when it approved the underlying settlements.

The Company intends to vigorously pursue its claims against Andersen and to vigorously defend against Andersen's counterclaim in this proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.


INFORMATION ON EXECUTIVE OFFICERS OF THE REGISTRANT

In January 1996, the Company announced a plan to reorganize its management structure for the purpose of eliminating layers of management and reducing redundant staffing in order to lower fixed costs (see Note 7--Management Reorganization in the accompanying financial statements). In connection therewith, it was announced that the Company's former President and Chief Executive Officer would be leaving the employ of the Company on January 29, 1996. He was replaced immediately by Charles R. Foley, the Company's Vice President of Finance and Chief Financial Officer, on an interim basis while the Board of Directors conducts a search for a permanent replacement. Mr. Foley continues as a candidate for the position on a permanent basis.

Charles R. Foley (age 49) was named Secretary, Interim President and Chief Executive Officer of Ameriwood on January 29, 1996. Mr. Foley has been the Vice President of Finance and Chief Financial Officer since August 1995, and prior to that was Corporate Vice President of Planning and Control from June 1993 until August 1995. Before joining Ameriwood, he was a consultant with Arthur Andersen & Co. L.L.P., a public accounting firm, from June 1990 to June 1993.

Gerald A. Hickman (age 52) has been Corporate Vice President of Manufacturing since December 1992, and will be retiring April 1, 1996. As a result of the reorganization referred to above, Mr. Hickman's responsibilities will be handled at the subsidiary level and there are no current plans to fill his vacated position. From January to November 1992 he managed an overseas special project for Haworth, Inc., and was Director of Facilities & Manufacturing Services at Haworth, Inc. from September 1988 to December 1991.

James R. Meier (age 51) has been Corporate Vice President of Marketing and Sales for Ameriwood from August 1991 until the present time. In connection with the management reorganization, his position will be eliminated and Mr. Meier will be leaving the Company. Sales and marketing responsibilities will be handled by officers of the Company's subsidiaries. Previously Mr. Meier was Vice President-Marketing and Sales at Westinghouse Electric Company, Furniture Division, an office systems furniture manufacturer, from August 1987 to July 1991.

Craig G. Wassenaar (age 40) joined Ameriwood in January 1996 as Corporate Controller / Treasurer and Assistant Secretary. Mr. Wassenaar was formerly Vice President of Finance for the Baby Care Division of Gerber Products Company from January 1995 to October 1995 and Corporate Controller and Chief Accounting Officer of Gerber Products Company from May 1992 until January 1995. Prior to that, he was a Senior Manager in the accounting firm of Ernst & Young L.L.P.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Ameriwood's only outstanding common equity is common stock; $1 par value per share, which is traded on The Nasdaq Stock Market under the symbol AWII.
The table below shows the range of high and low sale prices reported by The Nasdaq Stock Market for the periods indicated.

    Year      Quarter       High        Low
    ----      -------      ------      ------
    1995      Fourth       $ 6.38      $ 3.88
              Third          7.00        6.13
              Second         7.75        6.00
              First          9.50        6.75

    1994      Fourth       $11.50      $ 7.00
              Third         13.25       11.13
              Second        14.50        9.25
              First         19.00       13.25

As of March 15, 1996, there were 1,844 shareholders of record. No dividends were paid or declared in 1995 or 1994. Please refer to Note 10--Common Stock Purchase Rights in the accompanying financial statements for a description of the Company's Rights Agreement.

ITEM 6.  SELECTED FINANCIAL DATA.

(Amounts in thousands except per share data)

                              1995       1994       1993      1992      1991
                            --------   -------    --------   -------   -------
OPERATIONS
Net Sales                   $100,754   $105,124   $100,177   $87,692   $78,744
Operating Income (Loss)       (4,236)     5,577      7,125     6,019     5,822
Net Income (Loss)             (3,368)     8,625      5,099     6,958    (8,761)

Average shares outstanding     4,208      4,259      4,221     4,110     5,056
Earnings (loss) per share     $(0.80)     $2.02      $1.21     $1.69    $(1.73)
Dividends per share               --         --         --        --        --

FINANCIAL POSITION
Total Assets                 $60,365    $63,385    $49,865   $44,954   $53,613
Long-term debt                 5,000      5,000      5,000     5,000     5,000
Shareholders' equity          37,211     40,578     31,917    25,612    18,494
Book value per share           $8.88      $9.69      $7.63     $6.27     $4.56

See Item 8 for complete consolidated balance sheets as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995, and the notes thereto.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The summary of Selected Financial Data presented in Part II, Item 6 above is presented for the five years ended December 31, 1995.

RESULTS OF OPERATIONS -- 1995 Compared to 1994

Consolidated net sales for 1995 were $100.8 million, compared to $105.1 million in 1994. Furniture sales accounted for 71% of total net sales, and were down 3.9% from 1995. OEM sales accounted for 24% of total net sales, and were down 7% from 1994. Regional discount chains, the Company's largest distribution channel for unassembled furniture, and electronic retailers, a large distribution channel for OEM products, were negatively affected by the soft retail environment. This, along with competitive pricing, were the major factors in the decline in net sales. BIC America stereo speaker sales increased 7.7% and accounted for 5% of the total. The BIC increase is a result of focusing on the development of new dealers during 1995.

Cost of sales for 1995 was negatively impacted by unfavorable overhead absorption, due to higher fixed costs and reduced production schedules. Lower than planned order volume, due to retail softness, reduced the Company's ability to absorb fixed manufacturing costs. Higher fixed costs resulted from the long-term capital expansion program that was completed late in 1994. The higher cost of sales resulted in a reduction in the gross margin from 19.8% in 1994 to 13.9% in 1995.

Selling, general and administrative ("SG&A") as a percentage of net sales increased from 14.3% of net sales in 1994 to 15.5% in 1995. Contributing to this was bad debt expense increasing from $136,000 in 1994 to $1,016,000 in 1995. During 1995, several customers filed for bankruptcy protection , and bad debt reserves were increased to cover the potential losses. Operating expenses in 1995 included a $1.4 million pre-tax charge for management reorganization. The reorganization, which is expected to be completed by the end of the second quarter of 1996, is intended to eliminate layers of management and reduce redundant staffing in order to lower fixed costs.
Also included in operating expenses for 1995 was a $1.2 million pre-tax charge for environmental remediation related to the clean up of environmental contamination at the Company's Dowagiac, Michigan facility. Please see the "Environmental Matters" section following and Note 6--Contingencies in the accompanying financial statements for a further discussion of this matter.

Interest expense was up $168,300 in 1995, primarily due to a lower amount of interest related to qualifying construction projects being capitalized ($72,000 capitalized in 1995 compared to $145,000 in 1994). Slightly higher interest rates on the Company's line of credit borrowings and the $5,000,000 Industrial Revenue Bond accounted for the remaining difference.

Other Income in 1994 included a $3.7 million shareholder litigation settlement, net of related ESOP expense. This payment to Ameriwood settled all claims against the Company's former insurance carrier for directors and officers liability coverage, and was for reimbursement of covered expenses the Company incurred related to shareholder litigation settled in 1992. In December 1994, Ameriwood sold a junior subordinated note with interest receivable to an unrelated third party for a net pretax gain of $3.7 million. The sale of this note eliminated quarterly interest payments, which totaled $531,300 in 1994, and was the reason for the decrease in interest income from 1994 to 1995. For more information, please see Note 11--Sale of Note Receivable, and Note 12--Shareholder Litigation and Settlements in the accompanying financial statements.

For the twelve months ended December 31, 1995, Ameriwood recorded a net loss of $3.4 million, compared to net income of $8.6 million in 1994. On a per share basis, the net loss was $.80 for 1995, based on 4,208,500 average shares outstanding, compared to net income of $2.02 in 1994, based on 4,259,400 average shares outstanding. The difference is due to the non-recurring gains included in Other Income in 1994, decreased sales volume in 1995, and the non-recurring charges in 1995 for management reorganization and environmental remediation.

RESULTS OF OPERATIONS -- 1994 Compared to 1993

Consolidated net sales increased nearly $5 million to $105.1 million in 1994 as compared to $100.2 million in 1993. Furniture sales accounted for the increase, with a 9.9% increase over the prior year, while OEM sales declined 5.8% and BIC America stereo speaker sales declined 4.3% from 1993. Furniture sales gains occurred because of volume increases resulting from increased sales to new and existing customers, augmented by price increases implemented in 1993 and 1994 on certain products. The sales decrease in OEM was primarily a result of an ongoing strategic plan to pursue only OEM business with acceptable margins. BIC America stereo speaker sales declined due mainly to a shift from consumers shopping at independent specialty stereo stores, which are currently BIC America's primary customers, to electronics superstores which are becoming the preferred source for consumer electronics.

The cost of sales represented 80.2% of net sales in 1994, compared to 78.1% in 1993. Gross profit declined by $1.1 million from the prior year; as a percentage of sales it decreased from 21.9% in 1993 to 19.8% in 1994. The gross margin decrease can be attributed to several factors, the most significant of which was a major increase in the price of particle board, the principal raw material used in Ameriwood's products. In the twelve month period ended December 31, 1994, particle board prices increased approximately 15%, with an average increase during the 24 months ended December 31, 1994 of nearly 40%. Due to the highly competitive markets in which Ameriwood sells its products, the Company could not fully recover its higher material costs through customer price increases. Also affecting gross profit were start-up inefficiencies related to new machinery and manufacturing processes resulting from the capital expansion program and the development of new product lines.

SG&A expenses increased $230,700 in 1994. The increase was caused by higher development costs, up approximately $146,000 in 1994, related to broadening the Company's product line, and increases in volume-related selling expenses such as commissions Also included in operating expenses in 1994 was a $250,000 pre-tax charge taken to cover estimated legal fees for the suit filed against Chrylser related to the Dowagiac environmental matter (see Note 6--Contingencies in the accompanying financial statements).

"Other Income" for 1994 included Shareholder litigation settlements of $3.7 million, net of related ESOP expenses, and a gain on the sale of a note receivable of $3.7 million. No comparable transactions occurred in 1993.

Total interest costs in 1994, net of $145,000 related to qualifying construction projects that was capitalized, was $169,500, compared to $149,600 in 1993. The increase was due primarily to more short-term borrowing activity in 1994 as a result of Ameriwood's capital expenditure program to increase its manufacturing capacity.

Ameriwood recorded net income of $8.6 million for the twelve months ended December 31, 1994 compared to net income of $5.1 million in 1993. On a per share basis, net income was $2.02 in 1994, based on 4,259,400 average shares outstanding, compared to $1.21 in 1993, based on 4,220,800 average shares outstanding. The increases were due to the non-recurring income from the litigation settlement in the third quarter and the gain on the sale of the note in the fourth quarter as described in the preceding section.

Environmental Matters
During 1989, the Company discovered environmental contamination at its facility in Dowagiac, Michigan. The Company voluntarily reported the matter to the Michigan Department of Environmental Quality ("MDEQ")and began remediation procedures. Ameriwood identified Chrysler Corporation and the United States Department of Defense ("DOD") as prior owners or operators of this site. Chrysler has admitted successorship to a prior owner of the site, but has not admitted liability. A suit has been filed against Chrysler seeking recovery of costs for environmental investigation and remediation at the site. Although the Company believes it has sufficient basis to prevail, there is no assurance of recovery and no recognition has been given in the financial statements for potential recoveries from other parties.

It is the Company's policy to accrue environmental cleanup costs if it is probable that a liability has been incurred and an amount is reasonably estimable. Costs of $1,200,000 in 1995 and $250,000 in 1994 were recognized as pretax charges to results of operations. The 1995 charge increased the Company's reserve at December 31, 1995 to $2,030,500 to cover costs including ongoing monitoring for up to 30 years and future anticipated legal costs.
The current portion, $830,500, is included in other current liabilities and the remainder is included in other long-term liabilities.

In March 1996, the Company received a Remedial Investigation and Feasibility Study from an independent engineering firm, acceptable to Chrysler. A request for approval of the Company's feasibility study has been filed with the MDEQ. If the study is approved, a Remedial Action Plan will be submitted for approval. Based on the opinion of the independent engineering firm and legal counsel, the Company believes it will receive a favorable ruling, and management believes any additional costs beyond the amounts recorded will not be material to the Company's financial position or results of operations.

Liquidity and Capital Resources
During 1995, the Company generated cash from operating activities of $3.4 million, which provided the necessary funds to meet working capital needs, as well as investing and financing activities. Short-term borrowings were $2 million at the end of 1995, down from $2.3 million at the end of 1994. Net accounts receivable were down $3.2 million at the end of 1995, to $17.4 million, as compared to $20.7 million at the end of 1994. This decrease is due to lower sales volume in the fourth quarter of 1995 and increased bad debt reserves at December 31, 1995, as compared to 1994.

Ameriwood, as authorized by the Board of Directors, repurchased 106,700 shares of common stock during 1995, at a cost of $697,400, to fund the ESOP portion of the Company's ESOP/401k plan. For 1996, the Board has authorized the purchase of up to $750,000 of the Company's common stock in open market transactions, however, the Company is not obligated to purchase any shares based on the Board's action. The Company's annual ESOP contribution is the greater of 10% of net profits or 3% of qualified wages, as defined by the plan.

Capital expenditures of $2.4 million in 1995 consisted mainly of expenditures for machinery and equipment related to improving manufacturing efficiency and cost containment. Ameriwood currently anticipates capital expenditures in 1996 will be approximately $3.5 million which will include machinery and equipment purchases at the Company's Ohio and Michigan manufacturing facilities.

Management believes the Company's present liquidity, combined with cash flow from future operations and the Company's revolving credit agreement, will be adequate to fund operations in 1996. In the event more funds are required, additional long-term borrowings may be a possible alternative for meeting some liquidity and capital resource needs. (As to Ameriwood's outstanding credit arrangements and borrowings, see Note 3--Borrowing Arrangements in the accompanying financial statements.)

Inflation
Inflation did not have a significant impact on the Company's results in 1995. In 1994 and 1993 results of operations were affected by significant increases in the price of particle board, the principal raw material used in the Company's products. Prices stabilized in 1995, and are expected to remain flat in 1996. Ameriwood continuously attempts to minimize the effects of inflation and cost increases of all materials through product value engineering and improved production methods.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Immediately following are the report of independent accountants; consolidated balance sheets of Ameriwood Industries International Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995; the notes thereto; and Schedule II--Valuation and Qualifying Accounts.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Ameriwood Industries International Corporation

We have audited the consolidated financial statements and the financial statement schedule of Ameriwood Industries International Corporation and subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ameriwood Industries International Corporation and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/ Coopers & Lybrand L.L.P.
------------------------------
Coopers & Lybrand L.L.P.
Grand Rapids, Michigan
March 25, 1996

CONSOLIDATED BALANCE SHEETS

AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES





                                                           December 31
                                                       1995           1994
                                                   -------------   -----------
ASSETS


CURRENT ASSETS:
  Accounts receivable, less allowances
    (1995-$1,055,500; 1994-$614,300)                $17,446,300    $20,667,000
  Inventories:
    Raw material                                      5,849,900      7,758,300
    Work in process                                   3,629,100      3,940,900
    Finished goods                                    7,944,200      5,776,700
                                                    ------------   ------------
                                                     17,423,200     17,475,900

  Prepaid expenses and other current assets           2,149,500        956,600
                                                     -----------   ------------
    Total current assets                             37,019,000     39,099,500


PROPERTY AND EQUIPMENT:
  Land                                                  231,900        231,900
  Buildings and improvements                         13,691,200     13,439,400
  Machinery and equipment                            29,172,000     25,078,500
  Construction in progress                              305,300      2,490,300
                                                     -----------  -------------
                                                     43,400,400     41,240,100
  Less accumulated depreciation                     (20,233,000)   (17,175,600)
                                                     -----------   ------------
                                                     23,167,400     24,064,500

OTHER ASSETS                                            178,700        220,600
                                                    ------------   ------------
                                                    $60,365,100    $63,384,600
                                                    ============  ============

                                                            December 31
                                                        1995           1994
                                                    -----------    -----------

LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
  Note payable to bank                              $ 2,000,000    $ 2,300,000
  Accounts payable                                    4,527,700      5,014,300
  Accrued liabilities-
    Payroll and related benefits                      3,262,800      1,741,500
    Accrued advertising                               2,621,700      2,531,100
    Other current liabilities                         3,260,100      5,152,600
                                                    -----------    -----------
      Total current liabilities                      15,672,300     16,739,500

LONG-TERM DEBT                                        5,000,000      5,000,000

OTHER LONG-TERM LIABILITIES                           2,482,200      1,066,800

COMMITMENTS AND CONTINGENCIES (Notes 3,5,6)

SHAREHOLDERS' EQUITY:
  Preferred stock, without par value; authorized
    5,000,000 shares; none issued
  Common stock, par value $1; authorized
    20,000,000 shares; 4,188,406 shares issued
    and outstanding at December 31, 1995 and 1994     4,188,400      4,188,400
  Additional paid-in capital                         20,622,300     20,622,300
  Retained earnings                                  12,399,900     15,767,600
                                                    -----------    -----------
                                                     37,210,600     40,578,300
                                                    -----------    -----------
                                                    $60,365,100    $63,384,600
                                                    ===========    ===========

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES





                                              Year ended December 31
                                     1995            1994            1993
                                 ------------   -------------   -------------

Net sales                        $100,754,400    $105,124,300   $100,176,600
Cost of sales                      86,762,400      84,301,000     78,286,300
                                 -------------   -------------  -------------
  Gross profit                     13,992,000      20,823,300     21,890,300

Selling, general and
  administrative expenses          15,652,800      14,996,000     14,765,300
Management reorganization           1,375,000
Environmental remediation           1,200,000         250,000
                                 -------------   -------------  -------------
                                   18,227,800      15,246,000     14,765,300
                                 -------------   -------------  -------------
  Operating income (loss)          (4,235,800)      5,577,300      7,125,000

Other expense (income):
  Shareholder litigation and
    settlements, net                               (3,707,500)
  Gain on sale of note, net                        (3,671,000)
  Interest expense                    337,800         169,500        149,600
  Interest income                     (12,700)       (553,600)      (680,500)
  Other, net                          250,200          72,100        (41,300)
                                 -------------   -------------  -------------
                                      575,300      (7,690,500)      (572,200)
                                 -------------   -------------  -------------
Income (loss) before income taxes  (4,811,100)     13,267,800      7,697,200

Income taxes (benefit)             (1,443,400)      4,642,800      2,598,500
                                 -------------   -------------  -------------
  NET INCOME (LOSS)               $(3,367,700)     $8,625,000     $5,098,700
                                 =============   =============  =============

Earnings (loss) per common share       $(0.80)         $2.02          $1.21
                                       =======         =====          =====

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                                   Total
                                        Additional                 Share-
                           Common       Paid-in       Retained     holders'
                           Stock        Capital       Earnings     Equity
                           -----------  ------------  ------------ ------------
BALANCES JANUARY 1, 1993   $2,042,600   $21,525,600   $ 2,043,900  $25,612,100

Issued 37,061 shares
  for ESOP contribution        37,100       806,100                    843,200
Issued 4,700 shares
  under stock option plans      4,700        53,900                     58,600
Issued 2,081,739 shares
  in connection with a
  two-for-one stock split   2,081,700    (2,081,700)
Issued 19,030 shares
  in connection with
  payment of class action
  settlement                   19,000       285,400                    304,400
Net income                                              5,098,700    5,098,700
                           -----------  ------------  ------------  ------------
BALANCES DECEMBER 31, 1993  4,185,100    20,589,300     7,142,600   31,917,000

Purchased 82,000 shares
  for ESOP contribution       (82,000)     (787,400)                  (869,400)
Issued 82,000 shares
  for ESOP contribution        82,000       787,400                    869,400
Issued 2,600 shares
  under stock option plans      2,600        22,500                     25,100
Issued 698 shares
  in connection with
  payment of class action
  settlement                      700        10,500                     11,200
Net income                                              8,625,000    8,625,000
                           -----------  ------------  ------------  ------------
BALANCES DECEMBER 31, 1994  4,188,400    20,622,300    15,767,600   40,578,300

Purchased 106,740 shares
  for ESOP contribution      (106,700)     (590,700)                  (697,400)
Issued 106,740 shares
  for ESOP contribution       106,700       590,700                    697,400
Net loss                                               (3,367,700)  (3,367,700)
                           -----------  ------------  ------------  ------------
BALANCES DECEMBER 31, 1995 $4,188,400   $20,622,300   $12,399,900  $37,210,600
                           ===========  ============  ============  ============

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                           Year ended December 31
                                                      1995          1994         1993
                                                  ------------  ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $(3,367,700)  $ 8,625,000   $ 5,098,700
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                    3,337,200     2,778,800    2,156,400
    Provision for doubtful accounts                 1,016,000       135,800      386,200
    Provision for environmental remediation         1,200,000       250,000
    Provision for management reorganization         1,375,000
    Deferred income taxes                            (973,400)      119,000    1,483,900
    Gain on sale of note receivable                              (3,671,000)
    Shareholder settlement                                                    (2,962,400)
    Changes in operating assets and liabilities:
      Accounts receivable                           2,204,700    (4,878,600)  (1,806,100)
      Inventories                                      52,700    (3,070,800)  (4,047,300)
      Accounts payable                               (486,600)    1,082,400      516,100
      Other current assets  and
        and liabilities, excluding debt              (916,500)    2,224,300      841,200
                                                   ------------  ----------    --------------
        Net cash provided by operating activities   3,441,400     3,594,900    1,666,700

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of note receivable                           3,750,000
  Purchases of property and equipment              (2,432,700)   (8,929,000)  (5,059,400)
  Other                                               (11,300)      117,200      132,200
                                                  ------------  -----------  -------------
        Net cash used in investing activities      (2,444,000)   (5,061,800)  (4,927,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable to bank               2,150,000    14,900,000    1,250,000
  Payments on notes payable to bank                (2,450,000)  (12,600,000)  (1,250,000)
  Repurchase of common stock                         (697,400)     (869,400)
  Issuance of common stock                                           36,300       58,600
                                                  ------------  -----------   --------------
        Net cash provided by (used in)
          financing activities                       (997,400)    1,466,900       58,600
                                                  ------------  -----------  --------------
NET DECREASE IN CASH AND EQUIVALENTS                        0             0   (3,201,900)
CASH AND EQUIVALENTS BEGINNING OF YEAR                      0             0    3,201,900
                                                  ------------  ------------  -  -----------
CASH AND EQUIVALENTS END OF YEAR                  $         0   $         0  $        0
                                                  ============  ============  ===========

NONCASH FINANCING ACTIVITIES
  Common stock issued for ESOP contribution          $697,400      $869,400     $843,200
  Common stock issued for class action settlement                               $304,400

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 1--THE COMPANY AND OTHER INFORMATION

Ameriwood Industries International Corporation (individually "Ameriwood" and with its subsidiaries the "Company") is a manufacturer operating in the wood products industry. The Company manufactures unassembled furniture which is sold to retailers for resale to consumers, stereo speaker cabinets and fully assembled speaker units for wholesale and consumer markets, and various laminated products which it supplies to other manufacturers. In view of the nature of its products and the production process, management believes the Company's business constitutes a single industry segment.

In 1995 and 1994 no single customer accounted for 10% or more of consolidated net sales. In 1993 one customer accounted for approximately 10% of consolidated net sales. As of December 31, 1995 and 1994, approximately 86% and 84% of the company's accounts receivable were from customers in the retail industry, which includes mass merchandisers, discount retail chains and home centers. Product design and development costs are expensed as incurred and were $546,700 in 1995, $636,000 in 1994 and $490,100 in 1993.


NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Ameriwood and its wholly-owned subsidiaries. All intercompany accounts, transactions, and profits are eliminated in consolidation.

Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents: The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Inventories: Inventories are stated at the lower of cost, determined on the first-in, first-out (FIFO) method, or market.

Property and Equipment: Property and equipment are recorded at cost and include expenditures for major renewals and betterments. Maintenance and repairs that do not extend the lives of the respective assets are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated depreciable lives are: buildings and improvements, 5 to 30 years; machinery and equipment, 4 to 10 years.

Revenue Recognition: Revenue is recognized when products are shipped and invoiced to customers. Provisions are made for doubtful receivables, discounts, returns and allowances.

Income Taxes: The provision for income taxes is based on income reported in the financial statements. Deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of assets and liabilities.

Per Share Data: Earnings per share are computed based on the weighted average shares of common stock and common stock equivalents (stock options) outstanding during each year. The weighted average shares of common stock and common stock equivalents outstanding were 4,208,500 in 1995, 4,259,400 in 1994 and 4,220,800 in 1993.

Reclassifications: Certain reclassifications have been made to the prior years' consolidated financial statements to conform with the 1995 presentation.


NOTE 3--BORROWING ARRANGEMENTS

At December 31, 1995, the Company's short-term borrowings under a $15,000,000 unsecured bank revolving credit agreement totaled $2,000,000, bearing interest at 6.43%. At December 31, 1995, the Company was in compliance with restrictive covenants contained in the credit agreement, except for a covenant requiring cash flow from operations to represent a certain percentage of outstanding indebtedness. The Company obtained a waiver of this covenant violation.

The credit agreement expires on January 13, 1998; however, the Company, on an annual basis, may request up to two extensions of the expiration date for an additional twelve months, subject to approval by the banks. The credit agreement requires the Company to comply with certain restrictive covenants which, among other things, include maintaining certain financial ratios and a minimum level of tangible net worth. Borrowings under the credit agreement bear interest, at the Company's option, at LIBOR plus 50 to 100 basis points, or the greater of (a) the agent bank's prime rate or
(b) an average of the rates at which selected federal funds brokers offer to sell federal funds to the bank plus 50 basis points. The Company is required to pay a commitment fee of 1/4% per annum on the unused portion of the credit agreement.

Long-term debt at December 31, 1995 and 1994 consisted of $5,000,000 in Michigan Strategic Fund Industrial Development Revenue Bonds, with a variable interest rate based on the market rate for similar bonds (5.25% at December 31, 1995). The bonds are due in November 2006 and require annual principal payments of $500,000 beginning November 1997. The Company's Michigan facility and related equipment are pledged as collateral for the bonds. A letter of credit for approximately $5,178,000, with a 1% fee charged annually on the face amount, is also collateralizing the bonds.
The letter of credit expires on January 13, 1998. Covenants under the letter of credit are the same as those relating to the revolving credit facility. A wavier of the violation mentioned above was also obtained.
The letter of credit is secured by the Company's Michigan facility, including certain related equipment.

The carrying value of the Company's long-term debt at December 31, 1995 and 1994 approximated its fair value. The Company made cash payments for interest on all borrowing arrangements in the amounts of $350,100 in 1995 (net of capitalized interest of $72,000), $137,900 in 1994 (net of capitalized interest of $145,000)and $140,100 in 1993.

NOTE 4--INCOME TAXES
Income (loss) before the provision for income taxes is derived entirely from domestic operations.  The following is a summary of the components of the provision for income taxes:
                                            1995         1994         1993
                                        ------------  ----------   ----------
  Current-Federal                       $  (505,100)  $4,025,900   $1,042,200
          State and local                    35,100      497,900       72,400
  Deferred                                 (973,400)     119,000    1,483,900
                                        ------------  ----------    ----------
                                        $(1,443,400)  $4,642,800   $2,598,500
                                        ============  ==========   ==========

A reconciliation of total income tax expense (benefit) and the amount computed by applying statutory federal income tax rates to income (loss) before income taxes follows:
                                            1995         1994         1993
                                        ------------  -----------  -----------
  Income tax expense (benefit) at
    statutory rates                     $(1,635,800)  $4,543,700   $2,617,100
  State and local income taxes net of
    federal tax reduction                    23,200      323,600       47,800
  Decrease in deferred tax asset
    valuation allowance                                 (272,100)    (158,600)
  Other                                     169,200       47,600       92,200
                                        ------------  -----------  -----------
                                        $(1,443,400)  $4,642,800   $2,598,500
                                        ============  ===========  ===========

Major components of the Company's deferred tax assets and liabilities at December 31 are as follows:
                                                     1995             1994
                                                  ----------       ----------
Assets:
  Environmental accruals                         $   850,400      $   426,700
  Inventory reserves and tax valuation               574,900          440,500
  Employee benefits                                  909,300          353,400
  Accounts receivable reserves                       614,800          445,600
  Other accrued liabilities                          220,500          352,700
                                                 ------------     ------------
                                                   3,169,900        2,018,900
Liabilities:
  Depreciation                                    (1,329,400)      (1,150,900)
  Prepaid expenses & other                        (2,144,300)      (2,145,200)
                                                 ------------     ------------
                                                  (3,473,700)      (3,296,100)
                                                 ------------     ------------
Net Deferred Tax Liability                       $  (303,800)     $(1,277,200)
                                                 ============     ============

Reported in balance sheet:
  Other current assets (liabilities)             $   978,400       $ (210,400)
  Other long-term liabilities                     (1,282,200)      (1,066,800)
                                                 ------------     ------------
Net Deferred Tax Liability                       $  (303,800)     $(1,277,200)
                                                 ============     ============

Cash expended for income taxes, net of refunds, totaled $1,231,500 in 1995, $3,513,700 in 1994 and $1,026,400 in 1993.

NOTE 5--LEASES

The Company and its subsidiaries have entered into various operating leases for facilities and equipment. Future minimum rental payments required under lease obligations that have initial or remaining noncancelable lease terms in excess of one year are $615,200 in 1996, $553,600 in 1997, $534,600 in 1998, $166,200 in 1999, $169,200 in 2000, and $93,500
thereafter.

Total rent expense charged against income was $987,600 in 1995, $940,000 in 1994, $791,700 in 1993.


NOTE 6--CONTINGENCIES

During 1989, the Company discovered environmental contamination at its facility in Dowagiac, Michigan. The Company voluntarily reported the matter to the Michigan Department of Environmental Quality ("MDEQ")and began remediation procedures. Ameriwood identified Chrysler Corporation and the United States Department of Defense ("DOD") as prior owners or operators of this site. Chrysler has admitted successorship to a prior owner of the site, but has not admitted liability. A suit has been filed against Chrysler seeking recovery of costs for environmental investigation and remediation at the site. Although the Company believes it has sufficient basis to prevail, there is no assurance of recovery and no recognition has been given in the financial statements for potential recoveries from other parties.

In March 1996, the Company received a Remedial Investigation and Feasibility Study from an independent engineering firm, acceptable to Chrysler. A request for approval of the Company's feasibility study has been filed with the MDEQ. If the study is approved, a Remedial Action Plan will be submitted for approval. It is the Company's policy to accrue environmental cleanup costs if it is probable that a liability has been incurred and an amount is reasonably estimable.

Costs of $1,200,000 in 1995 and $250,000 in 1994 were recognized as pretax charges to results of operations. The 1995 charge increased the Company's reserve at December 31, 1995 to $2,030,500 to cover costs including ongoing monitoring for up to 30 years and future anticipated legal costs. The current portion, $830,500, is included in other current liabilities and the remainder is included in other long-term liabilities. Based on the opinion of the independent engineering firm and legal counsel, the Company believes it will receive a favorable ruling, and management believes any additional costs beyond the amounts recorded will not be material to the Company's financial position or results of operations.

The Company is also a party to certain other lawsuits and has been threatened with litigation arising out of the normal course of its business. While the ultimate results of these matters cannot be predicted with certainty, the Company believes any resulting liability will not materially affect the financial position or the results of operations of the Company.

NOTE 7--MANAGEMENT REORGANIZATION

In December 1995, the Company initiated a management reorganization plan for the purpose of eliminating layers of management and reducing redundant staffing in order to lower fixed costs. The plan includes termination of certain management employees. Accordingly, the Company has accrued $1,375,000 at December 31, 1995 to provide for negotiated severance and other termination benefits for these employees. The plan is expected to be completed by June 30, 1996.


NOTE 8--STOCK OPTIONS

The Company has stock options outstanding, mostly under employee stock option plans and a non-employee directors' plan. Options are granted at or above the market price of the Company's common stock on the date of grant. Options become exercisable at various times up to three years following the date of grant and expire from six to ten years after the date of grant. No charges to operations are recorded with respect to authorization, grant, or exercise of options. Proceeds received upon exercise are credited to shareholders' equity.

A summary of shares subject to options follows:

  Outstanding at January 1, 1993             267,834    $ 3.63  -  $11.38
    Granted                                   28,946      7.69  -   10.25
    Exercised                                 (6,800)     5.75  -   10.25
    Canceled                                 (32,146)     7.69  -   11.38
                                            ---------
  Outstanding at December 31, 1993           257,834      3.63  -   11.38
    Granted                                   52,950           18.13
    Exercised                                 (2,600)     7.75  -   11.38
    Canceled                                  (3,650)     8.81  -   18.13
                                            ---------
  Outstanding at December 31, 1994           304,534      3.63  -   18.13
    Granted                                   87,000      6.56  -    8.88
    Canceled                                 (24,984)     7.75  -   18.13
                                            ---------
  Outstanding at December 31, 1995           366,550      3.63  -   18.13
                                            =========

  Exercisable at December 31, 1995           326,550      3.63  -   18.13
                                            =========

  Available for future granting:
    At December 31, 1994                     243,564
    At December 31, 1995                     253,104

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" which is effective for fiscal years beginning after December 15, 1995. The standard prescribes an optional method of accounting for stock-based compensation that determines compensation expense based on fair value measured at the grant date of options. The Company anticipates adopting the disclosure-only requirements of this standard in 1996, therefore there will be no impact on the Company's results of operations upon adoption in 1996.

NOTE 9--EMPLOYEE BENEFIT PLANS

The Company maintains an employee stock ownership (ESOP) and savings plan which covers substantially all employees. The ESOP component of the plan is entirely funded by Company contributions. The Company's annual ESOP contribution is the greater of 10% of net profits or 3% of qualified wages, as defined by the plan. Employees vest in the Company ESOP contributions over a five-year period. At December 31, 1995, the ESOP held 627,905 shares of Ameriwood common stock. Of those shares held, 624,257 shares were allocated to the accounts of plan participants. All shares held by the ESOP are issued and outstanding shares of the Company and have been included in calculating earnings per share. The amount of ESOP compensation expense recognized was $521,000 in 1995, $1,084,400 in 1994 and $867,200 in 1993.

The savings component of the plan allows participants to make voluntary contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company matches such contributions up to a maximum of 4% of employee compensation. Employees vest immediately in their own contribution and vest in Company contributions over a five-year period. The expense for Ameriwood's 401(k) match totaled $523,400 in 1995, $525,700 in 1994 and $496,200 in 1993.


NOTE 10--COMMON STOCK PURCHASE RIGHTS

Under the terms of the Amended and Restated Rights Agreement, dated as of April 28, 1986, as amended and restated as of March 15, 1995, between the Company and Harris Trust and Savings Bank, as Rights Agent, each outstanding share of Ameriwood common stock currently carries with it one Right to purchase one additional share of common stock at an exercise price of $50, subject to adjustment. The Rights are not currently exercisable, but would become exercisable if a person or group acquired 15% or more (or commenced a tender offer to acquire 15% or more) of the shares of common stock then outstanding. In the event a person or group acquires 15% or more of the shares of the Company's common stock then outstanding, each Right (except for Rights owned by a person or group or certain successors in interest, which would have become null and void) would entitle the holder to purchase, for the exercise price then in effect, shares of the Company's common stock (or, in some cases, of the other party to a relevant acquisition transaction) having a market value equal to twice the exercise price.

The Rights may be redeemed by Ameriwood in whole, but not in part, at a price of $0.025 per Right. The Rights have no voting or dividend privileges and, until such time, if ever, as the Rights first become exercisable and separate Rights certificates are distributed (the "Distribution Date"), will be attached to and trade with and only with the common stock. Unless earlier exercised or redeemed, the Rights will expire on May 20, 1996. Prior to redemption, expiration or, in certain circumstances, occurrence of the Distribution Date, any additional shares of common stock issued by Ameriwood will also carry Rights.

NOTE 11--SALE OF NOTE RECEIVABLE

In a 1989 transaction involving the sale of two former subsidiaries, the Company received $3,750,000 face value of the buyer's cumulative convertible preferred stock. No value was assigned to the preferred stock due to the uncertainty of its realization. In December of 1991, the Company, at its option, converted the preferred stock to an unsecured junior subordinated promissory note of $4,500,000, which included a 20% conversion premium. The junior subordinated note was due December 15, 1994, with interest payable quarterly at 12.5%. Consistent with the valuation of the preferred stock, no value was assigned to the unsecured junior subordinated note, and income derived from the note was recognized as cash was received. Interest income recognized from this note was $531,300 in 1994 and $562,500 in 1993.

In September of 1994, Ameriwood did not receive a required quarterly interest payment. As a result of this event of default, the note became due and payable in full in accordance with provisions contained in the note. In order to reach a suitable settlement arrangement, Ameriwood sold the junior subordinated note and interest receivable to an unrelated third party for $4,000,000 on December 2, 1994. After deducting interest receivable and pertinent legal and professional costs from the sale proceeds, the Company recognized a net pretax gain of $3,671,000 on the sale of the note.


NOTE 12--SHAREHOLDER LITIGATION AND SETTLEMENTS

During 1992, the Company settled legal actions brought against it and certain co-defendants by Atlantis Group, Inc. ("Atlantis"), formerly a substantial Ameriwood shareholder, and by shareholders included in a class action. Expenses associated with that litigation totaled $15.6 million in 1991 and $2 million in 1990. In addition, the Company repurchased all 996,200 shares of Ameriwood stock held by Atlantis for $7,471,500, based on a fair market value of $7.50 per share.

During the third quarter of 1994, Ameriwood received a $4,675,000 payment which settled all claims against its former insurance carrier for directors and officers liability coverage. The settlement was for reimbursement of covered expenses the Company incurred related to the shareholder lawsuits and the class action suit. As a result of the litigation settlement income recognized, Ameriwood increased contributions to its ESOP plan by $467,500 in 1994 in compliance with the Plan's funding provisions. Income from litigation settlements is reported in the statements of operations net of these additional ESOP contributions.

Ameriwood is also seeking certain further reimbursements for shareholder litigation defense and settlement costs and has filed a malpractice, breach of contract, and contribution lawsuit against its former auditing firm. In 1995, the Company amended its claim to seek recovery of certain substantial expenditures which would not have been made had the audits been completed properly. That firm, which also was a defendant in the principal shareholder lawsuit and the class action suit until reaching a settlement after, and separate from, that of the Company, has filed a counterclaim against the Company seeking reimbursement of its defense and settlement costs. The amount of those costs has not been specified and may be substantial.
Ameriwood has directed its counsel to vigorously pursue the claims in this proceeding and vigorously defend against the counterclaim. The Company recognized a pretax charge to results of operations of $500,000 in 1994 for estimated legal fees related to this matter.

While the ultimate results of these matters cannot be predicted with certainty, management believes the Company has complete defense to these claims and that any resulting liability from the counterclaim will not materially affect the financial position of the Company. The matter could, however, have a material effect on quarterly or annual operating results when resolved in a future period.


NOTE 13--QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data are summarized as follows:

                                                                Earnings
                                                  Net Income    (Loss)
                     Net Sales      Gross Profit  (Loss)        Per Share
                     ------------   ------------  ------------  ---------
1995
  First quarter      $ 25,763,800   $ 3,982,000   $    44,000    $  .01
  Second quarter       23,524,700     3,207,000      (227,600)   $ (.05)
  Third quarter        26,236,100     3,609,100      (689,700)   $ (.16)
  Fourth quarter       25,229,800     3,193,900    (2,494,400)   $ (.60)
                     ------------   -----------   ------------   -------
                     $100,754,400   $13,992,000   $(3,367,700)   $ (.80)
                     ============   ===========   ============   =======

1994
  First quarter      $ 26,334,600   $ 4,928,500   $   700,300    $  .16
  Second quarter       23,664,300     4,814,100       667,800    $  .16
  Third quarter        27,161,900     5,654,800     4,047,800    $  .95
  Fourth quarter       27,963,500     5,425,900     3,209,100    $  .76
                     ------------   -----------   -----------    -------
                     $105,124,300   $20,823,300   $ 8,625,000    $ 2.02
                     ============   ===========   ===========    =======

In the fourth quarter of 1995 a charge for management reorganization increased the net loss by approximately $962,500, or $.23 per share, and estimated costs to complete environmental remediation increased the net loss by approximately $840,000, or $.20 per share.

During the third quarter of 1995, charges for bad debts related to bankruptcy filings of certain customers amounted to $541,800, or $.13 per share.

An insurance settlement, net of related ESOP expense, recognized in the third quarter of 1994 increased net income by approximately $2,734,900, or $.64 per share.

In the fourth quarter of 1994, a gain on the sale of a note receivable increased net income by approximately $2,386,100, or $.56 per share and legal fees accrued decreased net income by approximately $487,500, or $.11 per share.

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                             ADDITIONS
                                  BEGINNING  CHARGED TO              END OF
                                  OF YEAR    COSTS AND               YEAR
CLASSIFICATION                    BALANCE    EXPENSES    DEDUCTIONS  BALANCE
------------------------------------------------------------------------------
Year ended December 31, 1995
 Deducted from asset accounts:
 Allowance for doubtful accounts  $496,300   $1,016,000  $759,800(a) $ 752,500
 Allowance for returns             118,000      185,000                303,000
                                  --------   ----------  --------    ----------
                                  $614,300   $1,201,000  $759,800   $1,055,500
                                  ========   ==========  ========   ==========

Year ended December 31, 1994
 Deducted from asset accounts:
 Allowance for doubtful accounts  $316,100   $  135,800  $(44,400)(a) $496,300
 Allowance for returns             220,000                102,000      118,000
                                  --------   ----------  ---------    ---------
                                  $536,100   $  135,800  $ 57,600     $614,300
                                  ========   ==========  =========   =========

Year ended December 31, 1993
 Deducted from asset accounts:
 Allowance for doubtful accounts  $291,200   $  386,200  $361,300(a)  $316,100
 Allowance for returned            144,800       75,200                220,000
                                  --------   ----------  ---------    ---------
                                  $436,000   $  461,400  $361,300     $536,100
                                  ========   ==========  =========   =========

(a)  Uncollectible accounts written off, net of recoveries.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following information with respect to each director and executive officer of the Company is based upon the most recent information provided to the Company by such person.

Director with Term Expiring in 1998
Edwin Wachtel (age 64) has been an Ameriwood director since May 1990. From February 1992 until September 1995, he was Chairman and Chief Executive Officer of Europe Craft Imports, Inc., an apparel marketer. From October 1987 to January 1992, he was Chairman of GW Investors Corporation, a private investment firm. Mr. Wachtel is also a director of Hubco, Inc. and its banking subsidiaries.

Directors with Terms Expiring in 1997
Richard J. Pigott (age 55), an Ameriwood director since February 1995, is a merger and acquisition advisor, private investor, and attorney. He also serves as a director of Rodman & Renshaw Capital Group, Inc.

Joseph J. Miglore (age 50) was President, Chief Executive Officer, and Secretary of Ameriwood Industries International Corporation from April 1990 until his resignation on January 29,1996. He was a director of the Company from December 1991 until his resignation on March 8, 1996.

Directors With Terms Expiring in 1996
Kevin K. Coyne (age 46) has been an Ameriwood director since September 1990. He was President of CMB Industries Corp., a manufacturer of water valves, from February 1992 to December 1995.

Neil L. Diver (age 58) has been an Ameriwood director and its Chairman of the Board since September 1990. He is an administrator of private investments.

For information on Non-Director Executive Officers, please see the section immediately following Item 4 in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table provides, for each of the last three completed fiscal years, information about the compensation of the CEO and the other individuals who were serving as executive officers at the end of fiscal 1995 whose total salary and incentive bonus for that year exceeded $100,000 (the named executives").

------------------------------------------------------------------------------------------------
                                   SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------
                                                                        Long Term
                               Annual Compensation(1)                   Compensation
                         --------------------------------------------   ------------
                                                          (2) Other     (3)Options   All Other
Name and                                                  Annual        /SARS        Compen-
Principal Position           Year   Salary     Bonus      Compensation  (#shares)    sation(4)
-------------------------------------------------------------------------------------------------
Joseph J. Miglore            1995   $227,000   $      0   $24,737       20,000        $31,783
 President, Chief Executive  1994    227,000          0    26,030       20,000         36,384
 Officer, and Secretary      1993    215,000    102,601      *               0         18,487

James R. Meier               1995   $129,000   $      0   $15,639        7,000        $13,635
 Corporate Vice President    1994    129,000          0    19,288        7,000         20,449
 of Marketing and Sales      1993    122,400     45,452      *               0         14,693

Gerald A. Hickman            1995   $124,000   $      0   $  *           7,000        $14,674
 Corporate Vice President    1994    124,000          0      *           7,000         21,611
 of Manufacturing            1993    117,500     44,561      *               0         10,331

Charles R. Foley             1995   $122,800   $      0   $16,414        7,000        $11,785
 Corporate Vice President    1994    122,800          0    14,848        7,000         18,096
 of Finance and Chief        1993     65,540(5)  26,696      *               0          2,057
 Financial Officer
-----------------------------------------------------------------------------------------------
<TABLE\>

(1)  Includes amounts deferred under the 401(k) portion of the ESOP/401(k) Plan.

(2) A "*" in this column indicates that the dollar value of perquisites and other personal benefits provided to the named executive did not exceed
     10% of such executive's aggregate salary and bonus. In each case where the amount did exceed 10%, the cost to lease a company automobile for the named executive represented more than 25% of his total perquisites and other personal benefits. Also, for Mr. Miglore, a monthly auto allowance represented more than 25% of his other annual compensation for 1995.

(3)  In accordance with special provisions in the Ameriwood Industries 1993
     Stock Incentive Plan, as approved by the shareholders at the 1993 annual meeting, a portion of Mr. Miglore's options granted in 1992 were automatically canceled and replaced by options granted on June 16, 1993, the date of shareholder approval. The purpose of this special provision was to allow the portion of Mr. Miglore's 1992-granted incentive stock options not then exercisable to become fully exercisable as non-qualified stock options. The replacement options cover the same number of shares as were covered by the canceled options, and the per share exercise price and expiration date also remained unchanged, as did any effect of employment termination while the replacement options are outstanding. In all other respects, the replacement options are governed by the terms of the 1993 Stock Incentive Plan.

(4) Includes Company matching contributions under the 401(k) portion of the ESOP/401(k) Plan, Company contributions under the ESOP portion of the ESOP/401(k) Plan, and, beginning in January 1994, annual premiums under the Supplemental Executive Retirement Program (SERP) as described later in this section.

      Year    Description         Miglore    Meier     Hickman    Foley
      ------------------------------------------------------------------
      1995    401(k) match        $ 6,468    $4,519    $4,339     $4,298
              ESOP contribution     4,500     3,874     3,719      3,684
              SERP premium         20,815     5,242     6,616      3,803

      1994    401(k) match          6,468     6,106     5,894      5,229
              ESOP contribution     9,101     9,101     9,101      9,064
              SERP premium         20,815     5,242     6,616      3,803

      1993    401(k) match          6,855     6,099     4,288      2,057
              ESOP contribution    11,632     8,594     6,043          0

(5) Represents salary for partial years, as Mr. Foley was hired as Corporate Vice President of Planning and Control in June 1993.

CERTAIN AGREEMENTS WITH NAMED EXECUTIVES

Miglore Employment Agreement
Joseph J. Miglore had an employment agreement with Ameriwood from the time he joined the Company in April 1990, as amended by an addendum in November
1992, until he left the Company in January 1996. The agreement provided for salary at a rate subject to annual review by the Ameriwood Board (which has been delegated to the Compensation and Benefits Committee), a potential annual cash incentive bonus, the amount of which was tied to achievement of objectives established by the Compensation and Benefits Committee under Ameriwood's Annual Incentive Plan, and for certain fringe benefits. The agreement was of indefinite duration and provided for termination by either party at any time.


Under this agreement, if Ameriwood terminated Mr. Miglore for any reason other than cause, he was entitled to receive severance of one year's salary, the full amount of his target cash incentive bonus for the calendar year of termination, and continuation of fringe benefits for twelve months.
In addition, for a 30-day period following such termination, Mr. Miglore would have had the right to require the Company to purchase all shares of Ameriwood stock then owned by him and all of his then-outstanding options on Ameriwood stock to the extent they were exercisable on the termination date. The purchase price for such shares and options would have been based on the average high bid and low asked prices for the common stock on or nearest the date he demanded such purchase--reduced, in the case of options, by the option exercise prices. Ameriwood was not obligated to provide any post-employment payments or benefits to Mr. Miglore if he voluntarily terminated employment, or if his employment terminated by death.

On January 29, 1996, Mr. Miglore's employment arrangement with the Company was terminated and the parties entered into a "Mutual Termination and Benefits Agreement" (filed herein as Exhibit 10(n)). Under the terms of this agreement, Mr. Miglore received a lump sum settlement of $402,000 and certain health and life insurance benefits for one year. In addition, he received stock appreciation rights on 20,000 shares of the Company's common stock, which expire on April 29, 1996, and will be settled at the spread between (i) the average of the closing bid and asked price on the date settled and (ii) $4.50. Also, should a "change in control" (see below) occur during the nine months following termination of employment, Mr.
Miglore, under the terms of his Management Retention Agreement, is entitled to the benefits described in the section below, except that the lump sum severance payment would be multiplied by three, and the fringe benefits would continue for three years. Mr. Miglore also resigned from the Company's Board of Directors in March 8, 1996.

Management Retention Agreements
Ameriwood has entered into Management Retention Agreements with all of its executive officers and certain other key employees. These agreements were authorized by the Board of Directors, and were initially generated in connection with a proposal to acquire the Company made in late 1992. The purpose of the agreements is to reinforce and encourage such employees' continued attention and dedication to their duties when faced with potentially disturbing circumstances which might arise from the possibility of a change in control of the Company. Each agreement remains in force for the entire term of the pertinent person's employment. However, no benefits could become payable under any agreement unless a "change in control" should occur (as therein defined).

Under each executive's agreement, if such a change in control occurred, and within 24 months thereafter the executive terminates his employment for "good reason," or his employment is otherwise terminated for reasons other than death, disability," voluntary" retirement or "cause" (terms defined in the agreements), he would become entitled to (1) continuation of fringe benefits for one year and (2) lump-sum cash severance payments in the following amounts: (a) the total of annual salary, target annual incentive bonus, and 9.5% of salary and target incentive; (b) the full amount of any unvested employer contributions allocated to his account under the ESOP/401(k) Plan; (c) for each share covered by an outstanding option on Ameriwood stock then owned, the excess of market price (or if higher, the highest price paid in connection with any change in control) over the pertinent option exercise price, whereupon such options would be canceled;
and (d) reasonable legal fees and expenses incurred by him as a result of the termination. These fringe benefit and severance payment entitlements are subject to the signing and delivery of a release, and to certain potential payment reductions related to provisions of the Internal Revenue
Code. Each agreement further provides that if the Company terminates the executive other than for cause or he terminates employment for good reason prior to a change in control, should a change in control occur within nine months thereafter, he would be entitled to the benefits and payments described above as if his termination had occurred on the first business day following the change in control.

Supplemental Executive Retirement Program
The Company believes that competitive retirement benefits are an integral part of attracting and retaining key executives. Based on an independent benefits consulting firm study, Ameriwood executive officers were up to 22% below the average retirement "target replacement rate" (the desired percentage of salary that would be available at retirement, through retirement savings plans or other retirement vehicles) of ending salary of the 300+ companies in its study. Ameriwood executive officers were below the average rate primarily because of government regulations that currently limit Company and executive contributions to Ameriwood's ESOP/401(k) Plan.
Therefore, on January 21, 1994, Ameriwood instituted a Supplemental
Executive Retirement Program (SERP) for all of its executive officers.

Under the SERP, Ameriwood has purchased variable life insurance policies for each executive officer. Each policy is subject to a Split-Dollar Life
Insurance Agreement ("Split-Dollar Agreement") and a Severance Compensation
Agreement, under which ownership of the insurance policy lies with each respective executive officer. Since Ameriwood is obligated to pay the policy premiums, in consideration of such payments each executive officer has assigned to Ameriwood a collateral security interest in his policy, which is evidenced by a Collateral Assignment Agreement. Under the Split-
Dollar Agreement, executive officers may also make, at their option, after-tax deposits to investment accounts established under the policies.

If an executive officer remains continuously employed full-time with Ameriwood until he attains age 55, and employment is subsequently terminated for any reason other than "cause" (as defined in the executive officer's management retention agreement described in the preceding section), the Company will release to the executive officer its collateral security interest in the policy, which is equal to the total amount of premiums paid to-date on that policy. The executive officer would receive the cash surrender value of the policy, which would be taxable to the executive officer and tax deductible to the Company. Should the executive officer's employment with Ameriwood be terminated for any reason prior to attaining age 55, the Company would receive the lesser of the cash surrender value of the policy or the amount of its collateral security interest on that executive officer's policy; the executive officer would not be eligible for any benefit in these circumstances. If the Company terminates the executive officer for cause, no benefit will be payable under this program.

In the event of disability, an executive officer will be deemed to have met the age requirement and will be entitled to the benefits described above.
Should an executive officer die while employed by Ameriwood, the Company would be reimbursed for its security interest from the death benefit paid out on the policy. The remainder of the death benefit would be issued to the executive officer's named beneficiary; no other benefit would be payable under the program.

Ameriwood agrees that it will not merge or consolidate with any other corporation or organization, or permit its business activities to be taken over by any other organization, unless the other organization agrees to assume the obligations under this program. Total premiums paid in connection with the life insurance policies under this program were approximately $34,000 in 1995. Each policy's annual premium remains constant for as long as the policy remains in effect.

Additional Information
As applied to Joseph J. Miglore, the foregoing agreements and provisions have been amended and/or supplemented by the "Mutual Termination and
Benefits Agreement" arising out of the termination of his employment, a
copy of which is filed herein as exhibit 10(n).   As applied to Charles R.
Foley, the foregoing agreements and provisions have been amended and/or supplemented by the "Letter Agreement" relating to his appointment as
Interim President and Chief Executive Officer, a copy of which is filed herein as exhibit 10(q).

For more information on transactions between the Company and members of the Board of Directors, refer to Item 13-Certain Relationships and Related
Transactions.

Stock Options
The following tables provides information concerning options to purchase
Ameriwood common stock granted to the named executives in 1995 and unexercised
options held by the named executives at year-end.  There were no options exercised by the named executives during 1995.
-------------------------------------------------------------------------------
                        OPTION/SAR GRANTS IN LAST FISCAL YEAR
-------------------------------------------------------------------------------
                         Individual Grants
          -------------------------------------------   Potential Realizable
                     % of Total                         Value at Assumed
                     Options/SARs                       Annual Rates of Stock
          # Options  Granted to                         Price Appreciation
          /SARs      Employees     Exercise   Expir-    for Option Term (2)
          Granted    in Fiscal     Price      ation     -----------------------
Name      (1)        Year          ($/Share)  Date       0%      5%     10%
-------------------------------------------------------------------------------
Miglore   20,000     42.6%         $8.875     02/07/05   $0  $111,629  $282,889
Meier      7,000     14.9%         $8.875     02/07/05   $0    39,070    99,011
Hickman    7,000     14.9%         $8.875     02/07/05   $0    39,070    99,011
Foley      7,000     14.9%         $8.875     02/07/05   $0    39,070    99,011
-------------------------------------------------------------------------------
(1)  Options were granted under Ameriwood's 1993 Stock Incentive Plan, and allow the exercise price to be paid in cash, shares of common stock, or any combination thereof.  All options were granted for maximum ten-year terms and were immediately exercisable.

(2) Potential realizable values are based on arbitrarily assumed rates of appreciation in the market value of Ameriwood common stock above the exercise price and over the entire option term without any discount to present value. As illustrated by the first column, without an increase in the stock price above the market price at grant, there would be no value realized. Ameriwood's closing stock price as of March 15, 1996 would have to increase by over 60% to equal the market price at grant for these options.

-----------------------------------------------------------------------
                   FISCAL YEAR-END OPTION/SAR VALUES
-----------------------------------------------------------------------
                                            Value of Unexercised
           Number of Unexercised            In-the-Money Options / SARs
           Options / SARS at Year-End       at Year-End (1)
           ---------------------------      ---------------------------
Name       Exercisable / Unexercisable      Exercisable / Unexercisable
-----------------------------------------------------------------------
Miglore        124,000 / 0                          $ 0 / $ 0
Meier           28,000 / 0                            0 /   0
Hickman         21,000 / 0                            0 /   0
Foley           14,000 / 0                            0 /   0
-----------------------------------------------------------------------
(1)  In-the-Money options are those for which, at year-end, the fair market value of the underlying security exceeded the exercise price.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

--------------------------------------------------------------------------------
                  AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
------------------------------- ------------------------------------------------
                          Sole        Shared                         % of Class
                          Voting and  Voting or   Stock              Issued and
                          Investment  Investment  Options            Outstanding
Name                      Power       Power(1)    (2)      Total     (3)
--------------------------------------------------------------------------------
Kevin K. Coyne             36,981     31,038(4)    20,000   88,019    2.09%
Neil L. Diver             152,500     36,000       40,000  228,500    5.40%
Joseph J. Miglore          10,000      5,867      124,000  139,867    3.24%
Richard J. Pigott               0          0            0        0     *
Edwin Wachtel              55,436          0       20,000   75,436    1.79%
Charles R. Foley            1,160      3,461       14,000   18,621     *
Gerald A. Hickman               0      1,712       21,000   22,712     *
James R. Meier                  0      4,770       28,000   32,770     *

All directors and executive
officers as a group       265,077     88,482      284,400  637,959   14.26%
-------------------------------------------------------------------------------
(1)  Includes shares with respect to which the indicated person has shared voting or investment power by reason of joint ownership, trust or other contract or property right, and shares held by spouses and children asto which the indicated person may have substantial influence by reason of relationship.  This total also includes, with respect to executive officers of the Company, shares held by the ESOP/401(k) Plan allocated to the accounts of such officers as of December 31, 1995.

(2)  Shares which may be acquired via options exercisable within 60 days.

(3)  In computing the percentage of beneficial ownership by an individual
     (or by the group), shares shown under "Stock Options" for that individual
     (or for the group,) are treated as issued and outstanding. Ownership of less than 1% is indicated by "*".

(4) Of these shares listed for Mr. Coyne, 16,702 are owned of record by his minor children and 14,336 are held in a trust for his brother's children, to which Coyne is the trustee, but to which he has no monetary interest. Mr. Coyne disclaims beneficial ownership of all of these shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Europe Craft License Agreement
As previously noted, Edwin Wachtel, who is currently a member of the Compensation Committee and served on that committee throughout 1995, was President and Chief Executive Officer of Europe Craft Imports, Inc.
("Europe Craft") until September 1995.  From March 1, 1992 until June 30,
1995, Ameriwood had an agreement with Europe Craft, which owns the Members
Only trademark, under which Ameriwood was granted an exclusive license to use the trademark in the United States and its territories and possessions, Canada, and Mexico. The trademark was used in connection with the manufacture, distribution and sale of unassembled furniture produced from designs approved by Europe Craft ("covered products").

Royalties payable under this agreement were based on a percentage of the Company's Net Sales (as defined in the agreement) of covered products manufactured and sold during a contract period, subject to minimum required royalties of $100,000 for the 12-month period ended June 30, 1994, and $130,000 for each succeeding twelve month period. The agreement also required Ameriwood to comply with specified standards and practices relating to use of the trademark, and contained cross-indemnifications between Ameriwood and Europe Craft. During 1995, payments to Europe Craft pursuant to this agreement were $65,000, the minimum amount due for the first six months of 1995.

Other Matters
As previously noted, Neil L. Diver, who is currently a member of the Compensation Committee and served on that committee throughout 1995, is the Chairman of the Board of Ameriwood. However, neither Mr. Diver, nor any other director serving on the Compensation Committee during 1995 is, or has ever been, an employee or officer of Ameriwood or any of its subsidiaries.

Non-employee directors of Ameriwood may be compensated for consulting services they may provide to the Company from time to time, as well as for reimbursement of documented expenses incurred in rendering such services.
Payment consists of consulting fees at the rate of $125 per hour, subject to a maximum of $1,000 per day, with all payments subject to approval by the chairman of the Compensation Committee. With respect to this arrangement, Mr. Diver received approximately $120,000 for actual time and expenses incurred during 1995 in connection with litigation support, environmental matters, investor relations, and strategic planning issues.


















PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

  (a)  1.  Financial Statements.  The following financial statements, all of which are set forth in Item 8, are filed as a part of this report:

           - Report of Independent Accountants

           - Consolidated Balance Sheets as of December 31, 1995 and 1994

           - Consolidated Statements of Operations for the years ended
               December 31, 1995, 1994 and 1993

           - Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993

           - Consolidated Statements of Cash Flows for the years ended
               December 31, 1995, 1994 and 1993

           - Notes to Consolidated Financial Statements

       2.  Financial Statement Schedule.  The following financial statement schedule is set forth in Item 8 and is filed as a part of this report:

             Schedule II--Valuation and Qualifying Accounts for the years ended December 31, 1995, 1994 and 1993

       3. Exhibits. Reference is made to the Exhibit Index on pages 37 through 40 of this Form 10-K report.

  (b)  1.  Reports on Form 8-K.  No reports on Form 8-K were filed by the registrant during the quarter ended December 31, 1995.























SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Ameriwood Industries
                                     International Corporation
March 28, 1996                       By /s/ Craig G. Wassenaar
                                     ------------------------------------
                                     As Corporate Controller / Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each director of the registrant whose signature appears below hereby appoints Craig G.
Wassenaar as his attorney-in-fact to sign in his name and on his behalf, and to file with the Commission, any and all amendments to this report to the same extent and with the same effect as if done personally.


March 28, 1996                       /s/ Charles R. Foley
                                     -------------------------------------
                                     Charles R. Foley
                                     Interim President and Chief
                                     Executive Officer, Vice President of
                                     Finance Chief Financial Officer
                                     (Principal Executive and Financial Officer)

March 28, 1996                       /s/ Craig G. Wassenaar
                                     -------------------------------------
                                     Craig G. Wassenaar
                                     Corporate Controller / Treasurer
                                     (Principal Accounting Officer)

March 28, 1996                       /s/ Neil L. Diver
                                     -------------------------------------
                                     Neil L. Diver
                                     Board Chairman

March 28, 1996                        /s/ Kevin K. Coyne
                                     -------------------------------------
                                     Kevin K. Coyne
                                     Director

March 28, 1996                       /s/ Richard J. Pigott
                                     -------------------------------------
                                     Richard J. Pigott
                                     Director

March 28, 1996                       /s/ Edwin Wachtel
                                     -------------------------------------
                                     Edwin Wachtel
                                     Director




                                   EXHIBIT INDEX
--------------------------------------------------------------------------------

3(a) Restated Articles of Incorporation, as amended June 24,1993 (filed as exhibit to Form 10-K for the year ended December 31, 1993
        (Commission File No. 0-13805) and incorporated herein by reference)

3(b)    Bylaws, as amended through January 28, 1996

4(a)    Indenture of Trust relating to $5,000,000 Michigan Strategic Fund
        Industrial Development Revenue Bonds due in 2006, and related Loan
        Agreement, Letter of Credit Agreement, Mortgage and Security
        Agreement and Irrevocable Transferable Letter of Credit (filed as exhibits to Form 10-K for the year ended December 31, 1989 (Commission
        File No. 0-13805) and incorporated herein by reference)

4(b)    Second Amendment, dated June 19, 1992, to Letter of Credit with
        Harris Trust and Savings Bank, dated November 1, 1986, relating to
        Letter of Credit identified in Exhibit 4(a) (filed as exhibit to Form
        10-Q for the quarter ended June 30, 1992 (Commission File No. 0-13805) and incorporated herein by reference)

4(c)    Third Amendment, dated January 13, 1995, to Letter of Credit with
        Harris Trust and Savings Bank, dated November 1, 1986, relating to
        Letter of Credit identified in Exhibit 4(a)(filed as exhibit to Form
        10-K for the year ended December 31, 1994 (Commission File No.
        0-13805) and incorporated herein by reference)

4(d)    Letter of Credit Agreement Waiver with Harris Trust and Savings
        Bank, dated February 27, 1996, relating to the Letter of Credit and applicable amendments in Exhibits 4(a), 4(b), and 4(c)

4(e)    Credit Agreement with Harris Trust and Savings Bank, dated June 19,
        1992 (filed as exhibit to Form 10-Q for the quarter ended June 30, 1992
        (Commission File No. 0-13805) and incorporated herein by reference)

4(f) Waiver to Credit Agreement with Harris Trust and Savings Bank, dated December 30, 1994, relating to Credit Agreement identified in
        Exhibit 4(e) and Letter of Credit identified in Exhibit 4(a) (filed as exhibit to Form 10-K for the year ended December 31, 1994 (Commission
        File No. 0-13805) and incorporated herein by reference)

4(g)    Credit Agreement with Harris Trust and Savings Bank and The First
        National Bank of Chicago, dated January 13, 1995 (filed as exhibit to Form 10-K for the year ended December 31, 1994 (Commission File No.
        0-13805) and incorporated herein by reference)

4(h) First Amendment to Credit Agreement and Waiver with Harris Trust and Savings Bank, dated February 27, 1996, relating to Credit Agreement identified in Exhibit 4(g)

4(i) Ameriwood Industries International Corporation common stock certificate specimen (filed as exhibit to Form 10-Q for the quarter ended March 31, 1993 (Commission File No. 0-13805) and incorporated herein reference)




                                  EXHIBIT INDEX
--------------------------------------------------------------------------------

4(j) Rights Agreement, as amended and restated as of March 15, 1996, between Ameriwood Industries International Corporation and Harris Trust and Savings Bank, as Rights Agent (filed as exhibit to Form 10-K for the year ended December 31, 1994 (Commission File No. 0-13805) and incorporated herein by reference)

The following material contracts identified with "*" preceding the exhibit number are agreements or compensation plans with or relating to executive officers, directors or related parties.

*10(a)  1984 Incentive Stock Option Plan, as amended (filed as exhibit to
        Form 10-K for the year ended December 31, 1990 (Commission File No.
        0-13805) and incorporated herein by reference)

*10(b)  Ameriwood Industries 1992 Non-Employee Directors' Stock Option
        Plan (filed as Exhibit A to the definitive proxy statement dated
        June 26, 1992 relating to the Company's 1992 annual meeting
        (Commission File No. 0-13805) and incorporated herein by reference)

*10(c)  Ameriwood Industries 1995 Non-Employee Directors' Stock Option Plan
        (filed as Exhibit A to the definitive proxy statement dated April
        12, 1995 relating to the Company's 1995 annual meeting (Commission File
        No.0-13805) and incorporated herein by reference)

*10(d) Ameriwood Industries 1993 Stock Incentive Plan (filed as Exhibit A to the definitive proxy statement dated May 10, 1993 relating to the Company's 1993 annual meeting (Commission File No. 0-13805) incorporated herein by reference)

*10(e)  Form of Stock Option Agreement dated February 14, 1991 with Neil L.
        Diver (filed as  exhibit to Form 10-K for the year ended December
        31, 1990 (Commission File No. 0-13805) and incorporated herein by reference)

*10(f)  Rospatch Corporation Annual Incentive Plan (filed as exhibit to
        Form 10-K for the year ended December 31, 1990 (Commission File No .0-
        13805) and incorporated herein by reference)

*10(g)  Description of non-employee directors consultation fee arrangements
        (filed as exhibit to Form 10-K for the year ended December 31, 1992
        (Commission File No. 0-13805) and incorporated herein by reference)

*10(h)  Rospatch Corporation Irrevocable Indemnity Trust Agreement dated
        August 13, 1990 (filed as exhibit to Form 10-Q for the quarter ended
        June 30, 1990 (Commission File No. 0-13805) and incorporated herein by reference)

*10(i)  First Amendment to Rospatch Corporation Irrevocable Indemnity Trust
        Agreement (filed as exhibit to Form 10-K for the year ended
        December 31, 1991 (Commission File No. 0-13805) and incorporated herein by reference)





                                  EXHIBIT INDEX
--------------------------------------------------------------------------------

*10(j) Form of Indemnity Agreement entered into between the registrant and certain persons, together with a list of such persons (filed as exhibit to Form 10-K for the year ended December 31, 1994 (Commission
        File No.0-13805) and incorporated herein by reference)

*10(k)  Employment Agreement dated April 20, 1990 with Joseph J. Miglore
        (filed as exhibit to Form 10-K for the year ended December 31, 1990
        (Commission File No. 0-13805) and incorporated herein by reference)

*10(l)  Addendum To Employment Agreement between registrant and Joseph J.
        Miglore (filed as exhibit to Form 10-K for the year ended December
        31, 1992 (Commission File No. 0-13805) and incorporated herein by reference)

*10(m) Management Retention Agreement dated as of November 20, 1992 between the registrant and Joseph J. Miglore (filed as exhibit to Form
        10-K for the year ended December 31, 1992 (Commission File No. 0-13805) and incorporated herein by reference)

*10(n)  Mutual Termination and Benefits Agreement dated as of January 18,
        1996 between the registrant and Joseph J. Miglore

*10(o) Form of Management Retention Agreement dated November 20, 1992 between the registrant and certain persons, together with a list of such persons (filed as exhibit to Form 10-K for the year ended December 31, 1992 (Commission File No. 0-13805) and incorporated herein by reference)

*10(p) Management Retention Agreement dated June 7, 1993 between the registrant and Charles R. Foley (filed as exhibit to Form 10-K for the year ended December 31, 1993 (Commission File No. 0-13805) and incorporated herein by reference)

*10(q) Letter agreement regarding duties as Interim President and CEO dated February 22, 1996 between the registrant and Charles R. Foley

*10(r)  Variable Life Policies (Sections 1 - 3) for Joseph J. Miglore,
        James Meier, Gerald A. Hickman, Charles R. Foley, and David N. Kraker, dated January 21, 1994 (filed as exhibits to Form 10-K for the year ended December 31, 1993 (Commission File No. 0-13805) and incorporated herein by reference)

*10(s)  Form of Variable Life Policy (Sections 4 - 19, Rider and
        Endorsement) for executive officers of the registrant, together with a list of such officers (filed as exhibit to Form 10-K for the year ended
        December 31 ,1993 (Commission File No. 0-13805) and incorporated herein by reference)

*10(t)  Form of Split-Dollar Life Insurance Agreement dated January 21,
        1994 between the registrant and certain persons, together with a list of such persons (filed as exhibit to Form 10-K for the year ended December
        31, 1993 (Commission File No. 0-13805) and incorporated herein by reference)




                                  EXHIBIT INDEX
--------------------------------------------------------------------------------

*10(u) Form of Collateral Assignment Agreement dated January 21, 1994 between the registrant and certain persons, together with a list of such persons (filed as exhibit to Form 10-K for the year ended December 31, 1993 (Commission File No. 0-13805) and incorporated herein by reference)

*10(v) Form of Severance Compensation Agreement dated January 21, 1994 between the registrant and certain persons, together with a list of such persons (filed as exhibit to Form 10-K for the year ended December 31, 1993 (Commission File No. 0-13805) and incorporated herein by reference)

*10(w)  Form of License Agreement between registrant and Europe Craft
        Imports, Inc. (filed as exhibit to Form 10-K for the year ended December
        31, 1991 (Commission File No. 0-13805) and incorporated herein by reference)

 10(x) $4,500,000 Flightline Electronics, Inc. Junior Subordinated Note, dated December 5, 1991; Endorsement of Note; Agreement between
         Ameriwood Industries International Corp. and Flightline Electronics,
        Inc.; and Assignment of Junior Subordinated Note (filed as exhibit to
        Form 10-K for the year ended December 31, 1994 (Commission File No. 0-
        13805) and incorporated herein by reference)

21      Subsidiaries of the Registrant

23      Consent of Coopers & Lybrand L.L.P.

27      Financial Data Schedule

