Form 10-Q
period 1996-03-31
AMERIWOOD INDUSTRIES INTERNATIONAL CORP
filed 1996-05-13
CIK 774487

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                     FORM 10-Q


   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1996, OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
       EXCHANGE ACT OF 1934 for the transition period from ----  to  ----.

       Commission File No.     0-13805


                   AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION
               (Exact name of registrant as specified in its charter)

                    Michigan                             38-0983610
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


   The number of shares outstanding of registrant's common stock, par value $1.00 per share, at March 31, 1996 was 4,188,406 shares.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES





                                                   March 31,    December 31,
                                                      1996          1995
                                                ------------   ------------
                                                (Unaudited)
ASSETS


CURRENT ASSETS:
  Accounts receivable, less allowances            $19,630,900  $17,446,300
  Inventories:
    Raw material                                    6,356,900    5,849,900
    Work in process                                 2,910,400    3,629,100
    Finished goods                                  6,980,800    7,944,200
                                                  -----------  ----------
                                                   16,248,100   17,423,200

  Prepaid expenses and other current assets         2,331,900    2,149,500
                                                  -----------  -----------
    Total current assets                           38,210,900   37,019,000


PROPERTY AND EQUIPMENT:
  Land                                                231,900      231,900
  Buildings and improvements                       13,744,200   13,691,200
  Machinery and equipment                          29,275,300   29,172,000
  Construction in progress                            496,400      305,300
                                                  -----------  -----------
                                                   43,747,800   43,400,400
  Less accumulated depreciation                   (20,871,200) (20,233,000)
                                                  -----------   -----------
                                                   22,876,600   23,167,400

OTHER ASSETS                                          172,600      178,700
                                                  -----------  -----------
                                                  $61,260,100  $60,365,100
                                                  ===========  ===========

                                                      March 31,    December 31,
                                                        1996          1995
                                                    -----------    -----------
                                                    (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
  Note payable to bank                              $ 2,250,000    $2,000,000
  Accounts payable                                    5,390,800     4,527,700
  Accrued liabilities-
    Payroll and related benefits                      2,614,900     3,262,800
    Accrued advertising                               3,285,900     2,621,700
    Other current liabilities                         2,905,500     3,260,100
                                                    -----------   -----------
      Total current liabilities                      16,447,100    15,672,300

LONG-TERM DEBT                                        5,000,000     5,000,000

OTHER LONG-TERM LIABILITIES                           2,536,000     2,482,200

SHAREHOLDERS' EQUITY:
  Common Stock                                        4,188,400     4,188,400
  Additional paid-in capital                         20,622,300    20,622,300
  Retained earnings                                  12,466,300    12,399,900
                                                    -----------   -----------
                                                     37,277,000    37,210,600
                                                    -----------   -----------
                                                    $61,260,100   $60,365,100
                                                    ===========   ===========

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES


                                                   Three Months Ended
                                                       March 31,
                                                  1996          1995
                                              -----------    -----------
Net sales                                     $26,280,300    $25,763,800
Cost of sales                                  22,509,900     21,781,800
                                              -----------    -----------
  Gross profit                                  3,770,400      3,982,000

Selling, general and
  administrative expenses                       3,609,300      3,810,700
                                              -----------    -----------
  Operating income                                161,100        171,300

Other expense (income):
  Interest expense                                 76,100         90,200
  Interest income                                  (1,100)        (3,500)
  Other, net                                        3,100         21,100
                                              -----------    -----------
                                                   78,100        107,800
                                              -----------    -----------
  Income before
    income taxes                                   83,000         63,500

Income taxes                                       16,600         19,500
                                              -----------     ----------
  NET INCOME                                  $    66,400     $   44,000
                                              ===========     ==========

Average number of common
  and common equivalent
  shares outstanding                            4,197,700      4,219,500
                                                =========      =========

Earnings per
  common and common
  equivalent share                                  $ .02           $.01
                                                    =====          =====

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES



                                                 Three Months Ended
                                                      March 31,
                                                 1996           1995
                                              ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES          $  675,100     $  255,400
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment           (575,400)      (828,800)
  Other                                                0          4,000
                                              ----------     ----------
    Net cash used in investing activities       (575,400)      (824,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable to bank             250,000        700,000
  Repurchase of common stock                    (349,700)      (130,600)
                                              ----------     ----------
    Net cash provided by (used in)
      financing  activities                      (99,700)       569,400
                                              ----------     ----------
NET INCREASE IN CASH AND EQUIVALENTS                   0              0

CASH AND EQUIVALENTS AT BEGINNING OF YEAR              0              0
                                              ----------     ----------
CASH AND EQUIVALENTS AT END OF QUARTER        $        0     $        0
                                              ==========     ==========


Supplemental disclosures:

  Cash transactions-
    Interest paid, net of
      amounts capitalized                     $   84,800     $  116,500
    Income taxes paid (refunded)                (107,200)     1,073,200
  Non-cash financing transaction-
    Common stock issued for employee
      stock ownership plan contribution          349,700        130,600


See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 1--BASIS OF PRESENTATION
The condensed consolidated financial statements included herein have been prepared by Ameriwood Industries International Corporation ("Ameriwood" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Ameriwood's 1995 annual report on Form 10-K.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1996 and the results of its operations and its cash flows for the three month periods ended March 31, 1996 and 1995. All such adjustments are of a normal and recurring nature.

NOTE 2--CONTINGENCY
During 1989, the Company discovered environmental contamination at its facility in Dowagiac, Michigan. The Company voluntarily reported the matter to the Michigan Department of Environmental Quality ("MDEQ")and began remediation procedures. Ameriwood identified Chrysler Corporation and the United States Department of Defense ("DOD") as prior owners or operators of this site. Chrysler has admitted successorship to a prior owner of the site, but has not admitted liability. A suit has been filed against Chrysler seeking recovery of costs for environmental investigation and remediation at the site. Although the Company believes it has sufficient basis to prevail, there is no assurance of recovery and no recognition has been given in the financial statements for potential recoveries from other parties.

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

The Company recorded a reserve at December 31, 1995 of $2,030,500 to cover costs including ongoing monitoring for up to 30 years and future anticipated legal costs. The current portion, $830,500, is included in Other Current Liabilities and the remainder is included in Other Long-Term Liabilities. No significant amounts were paid out in the quarter ended March 31, 1996. Based on the opinion of the independent engineering firm and legal counsel, the Company believes it will receive a favorable ruling, and management believes any additional costs beyond the amounts recorded will not be material to the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
The following is management's discussion and analysis of certain significant factors which have affected Ameriwood's earnings during the period included in the accompanying condensed consolidated statements of operations. A summary of the changes in the principal items included in the condensed consolidated statements of operations is shown below:

Comparisons for the Three Months Ended March 31 1996, and 1995:

                                 1996         1995       Change     Percent
                             -----------  -----------  ----------   -------
Net sales                    $26,280,300  $25,763,800  $  516,500     2.0%
Cost of sales                 22,509,900   21,781,800     728,100     3.3%
                             -----------  -----------  ----------
  Gross profit                 3,770,400    3,982,000    (211,600)   (5.3)%

Selling, general and
  administrative expenses      3,609,300    3,810,700    (201,400)   (5.3)%
                             -----------  -----------  ----------
  Operating income (loss)        161,100      171,300     (10,200)   (6.0)%

Other expense (income):
  Interest expense                76,100       90,200     (14,100)  (15.6)%
  Interest income                 (1,100)      (3,500)      2,400    68.6%
  Other, net                       3,100       21,100     (18,000)  (85.3)%
                             -----------  -----------  ----------
                                  78,100      107,800     (29,700)  (27.6)%
                             -----------  -----------  ----------
  Income before income taxes      83,000       63,500      19,500    30.1%

Income taxes                      16,600       19,500      (2,900)  (14.9)%
                             -----------  -----------  ----------
  NET INCOME (LOSS)          $    66,400  $    44,000  $   22,400    50.9%
                             ===========  ===========  ==========

Net sales for the three months ended March 31, 1996 were up 2% from the same period in 1995. Furniture sales were up 11%. Strong orders in February and March were due in part to a correction of retailers inventory levels after a below average fourth quarter of 1995. The increase was also a result of a focus on new product lines and improved design capabilities. The continued focus on products with higher price points resulted in sales increases in channels such as office superstores, warehouse clubs, and consumer electronics stores. Offsetting the gains in furniture revenues were sales declines in the original equipment manufacturer stereo speaker cabinet business and BIC branded stereo speaker business, which have not yet fully recovered from the weak retail environment experienced in the fourth quarter of 1995.

The cost of sales represented 85.7% of net sales in the first quarter of 1995 as compared to 84.5% in the same quarter last year. Gross margin of 14.3% was down slightly from the prior year quarter, but up from the fourth quarter of 1995. The decrease in gross margin year over year was due to unfavorable overhead absorption and the continued competitive pricing pressures experienced in the last half of 1995.

Selling, general, and administrative ("SG&A") expenses decreased 5.3% compared to the same period in 1995. SG&A as a percentage of net sales was 13.7%, compared to 14.8% in the first quarter of 1995. The decrease is a result of the management reorganization plan the Company began earlier this year to reduce redundant staffing in order to lower fixed costs.

Interest expense was down 15.6% in the first quarter of 1996. Outstanding borrowings on the Company's revolving credit facility were down from $3 million at March 31, 1995, to $2.3 million at March 31, 1996.

The Company recorded net income of $66,400, or $.02 per share, for the three months ended March 31, 1996, as compared to $44,000, or $.01 per share, for the same period in 1995. The increase was due to higher net sales and lower SG&A expenses as described above.


CAPITAL RESOURCES AND LIQUIDITY
Accounts receivable of $19.6 million were up from year end levels of $17.4 million and inventories of $16.2 million were down from $17.4 million. Both were due to stronger Furniture sales, particularly in February and March.

Credit facility borrowings were up $250,000 from year end to $2,250,000. This was due to the purchase of almost $350,000 of Ameriwood stock, at prices ranging from $5.50 to $5.75, to fund the ESOP portion of the Company's ESOP/401(k) plan.

Capital expenditures of $575,000 in the first quarter consisted mainly of expenditures for machinery and equipment related to improving manufacturing efficiency and design capabilities. Ameriwood currently anticipates capital expenditures for the remainder of the year to be between $3 million and $3.5 million, and will consist of similar machinery and equipment purchases at the Company's Ohio and Michigan manufacturing facilities.

Management believes the Company's present liquidity, combined with cash flow from future operations and the Company's revolving credit facility, will be adequate to fund operations and capital expenditures for the remainder of 1996 and 1997. In the event more funds are required, additional long-term borrowings are an alternative for meeting liquidity and capital resource needs


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

See Item 3 of registrant's Annual Report on Form 10-K for the year ended December 31, 1995, for information related to the Arthur Andersen
Litigation.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits. Reference is made to the Exhibit Index on Page 10 of this Form 10-Q.

  (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Registrant during the three months ended March 31, 1996.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION



                    May 13, 1996          /s/ Charles R. Foley
                                          ----------------------
                                          Charles R. Foley
                                          Interim President and Chief
                                          Executive Officer
                                          (Principal Executive Officer)



                    May 13, 1996          /s/ Craig G. Wassenaar
                                          ----------------------
                                          Craig G. Wassenaar
                                          Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                                   EXHIBIT INDEX
- --------------------------------------------------------------------------------
3(a) Restated Articles of Incorporation, as amended June 24,1993 (filed as exhibit to Form 10-K for the year ended December 31, 1993 (Commission
        File No. 0-13805) and incorporated herein by reference)

3(b) Bylaws, as amended through January 28, 1996 (filed as exhibit to Form 10-K for the year ended December 31, 1995 (Commission File No. 0-13805) and incorporated herein by reference)

4(a) Indenture of Trust relating to $5,000,000 Michigan Strategic Fund Industrial Development Revenue Bonds due in 2006, and related Loan Agreement, Letter of Credit Agreement, Mortgage and Security Agreement and Irrevocable Transferable Letter of Credit (filed as exhibits to Form 10-K for the year ended December 31, 1989 (Commission File No. 0-13805) and incorporated herein by reference)

4(b) Second Amendment, dated June 19, 1992, to Letter of Credit with Harris Trust and Savings Bank, dated November 1, 1986, relating to Letter of Credit identified in Exhibit 4(a) (filed as exhibit to Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-13805) and incorporated herein by reference)

4(c) Third Amendment, dated January 13, 1995, to Letter of Credit with Harris Trust and Savings Bank, dated November 1, 1986, relating to Letter of Credit identified in Exhibit 4(a)(filed as exhibit to Form 10-K for the year ended December 31, 1994 (Commission File No. 0-13805) and incorporated herein by reference)

4(d) Letter of Credit Agreement Waiver with Harris Trust and Savings Bank, dated February 27, 1996, relating to the Letter of Credit and applicable amendments in Exhibits 4(a), 4(b), and 4(c) (filed as exhibit to Form 10-K for the year ended December 31, 1995 (Commission File No. 0-13805) and incorporated herein by reference)

4(e) Credit Agreement with Harris Trust and Savings Bank, dated June 19, 1992 (filed as exhibit to Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-13805) and incorporated herein by reference)

4(f) Waiver to Credit Agreement with Harris Trust and Savings Bank, dated December 30, 1994, relating to Credit Agreement identified in
        Exhibit 4(e) and Letter of Credit identified in Exhibit 4(a) (filed as exhibit to Form 10-K for the year ended December 31, 1994 (Commission File No. 0-13805) and incorporated herein by reference)

4(g) Credit Agreement with Harris Trust and Savings Bank and The First National Bank of Chicago, dated January 13, 1995 (filed as exhibit to Form 10-K for the year ended December 31, 1994 (Commission File No. 0-13805) and incorporated herein by reference)

4(h) First Amendment to Credit Agreement and Waiver with Harris Trust and Savings Bank, dated February 27, 1996, relating to Credit Agreement identified in Exhibit 4(g) (filed as exhibit to Form 10-K for the year ended December 31, 1995 (Commission File No. 0-13805) and incorporated herein by reference)

                                  EXHIBIT INDEX
- --------------------------------------------------------------------------------
4(i) Ameriwood Industries International Corporation common stock certificate specimen (filed as exhibit to Form 10-Q for the quarter ended March 31, 1993 (Commission File No. 0-13805) and incorporated herein by reference)

4(j) Rights Agreement, as amended and restated as of March 15, 1995, between Ameriwood Industries International Corporation and Harris Trust and Savings Bank, as Rights Agent (filed as exhibit to Form 10-K for the year ended December 31, 1994 (Commission File No. 0-13805) and incorporated herein by reference)

The following material contracts identified with "*" preceding the exhibit number are agreements or compensation plans with or relating to executive officers, directors or related parties.

*10(a) 1984 Incentive Stock Option Plan, as amended (filed as exhibit to Form 10-K for the year ended December 31, 1990 (Commission File No. 0-13805) and incorporated herein by reference)

*10(b)  Ameriwood Industries 1992 Non-Employee Directors' Stock Option
        Plan (filed as Exhibit A to the definitive proxy statement dated June 26, 1992 relating to the Company's 1992 annual meeting (Commission File No. 0-13805) and incorporated herein by reference)

*10(c) Ameriwood Industries 1995 Non-Employee Directors' Stock Option Plan (filed as Exhibit A to the definitive proxy statement dated April 12, 1995 relating to the Company's 1995 annual meeting (Commission File No. 0-13805) and incorporated herein by reference)

*10(d) Ameriwood Industries 1993 Stock Incentive Plan (filed as Exhibit A to the definitive proxy statement dated May 10, 1993 relating to the Company's 1993 annual meeting (Commission File No. 0-13805) incorporated herein by reference)

*10(e) Form of Stock Option Agreement dated February 14, 1991 with Neil L. Diver (filed as exhibit to Form 10-K for the year ended December 31, 1990 (Commission File No. 0-13805) and incorporated herein by reference)

*10(f) Rospatch Corporation Annual Incentive Plan (filed as exhibit to Form 10-K for the year ended December 31, 1990 (Commission File No .0-13805) and incorporated herein by reference)

*10(g) Description of non-employee directors consultation fee arrangements (filed as exhibit to Form 10-K for the year ended December 31, 1992 (Commission File No. 0-13805) and incorporated herein by reference)

*10(h) Rospatch Corporation Irrevocable Indemnity Trust Agreement dated August 13, 1990 (filed as exhibit to Form 10-Q for the quarter ended June 30, 1990 (Commission File No. 0-13805) and incorporated herein by reference)

*10(i) First Amendment to Rospatch Corporation Irrevocable Indemnity Trust Agreement (filed as exhibit to Form 10-K for the year ended December 31, 1991 (Commission File No. 0-13805) and incorporated herein by reference)

                                  EXHIBIT INDEX
- --------------------------------------------------------------------------------
*10(j) Form of Indemnity Agreement entered into between the registrant and certain persons, together with a list of such persons (filed as exhibit to Form 10-K for the year ended December 31, 1994 (Commission File No. 0-13805) and incorporated herein by reference)

*10(k) Employment Agreement dated April 20, 1990 with Joseph J. Miglore (filed as exhibit to Form 10-K for the year ended December 31, 1990 (Commission File No. 0-13805) and incorporated herein by reference)

*10(l) Addendum To Employment Agreement between registrant and Joseph J. Miglore (filed as exhibit to Form 10-K for the year ended December 31, 1992 (Commission File No. 0-13805) and incorporated herein by reference)

*10(m) Management Retention Agreement dated as of November 20, 1992 between the registrant and Joseph J. Miglore (filed as exhibit to Form 10-K for the year ended December 31, 1992 (Commission File No. 0-13805) and incorporated herein by reference)

*10(n) Mutual Termination and Benefits Agreement dated as of January 18, 1996 between the registrant and Joseph J. Miglore (filed as exhibit to Form 10-K for the year ended December 31, 1995 (Commission File No. 0-13805) and incorporated herein by reference)

*10(o) Form of Management Retention Agreement dated November 20, 1992 between the registrant and certain persons, together with a list of such persons (filed as exhibit to Form 10-K for the year ended December 31, 1992 (Commission File No. 0-13805) and incorporated herein by reference)

*10(p) Management Retention Agreement dated June 7, 1993 between the registrant and Charles R. Foley (filed as exhibit to Form 10-K for the year ended December 31, 1993 (Commission File No. 0-13805) and incorporated herein by reference)

*10(q) Letter agreement regarding duties as Interim President and CEO dated February 22, 1996 between the registrant and Charles R. Foley (filed as exhibit to Form 10-K for the year ended December 31, 1995 (Commission File No. 0-13805) and incorporated herein by reference)

*10(r) Variable Life Policies (Sections 1 - 3) for Joseph J. Miglore, James R. Meier, Gerald A. Hickman, Charles R. Foley, and David N. Kraker, dated January 21,1994 (filed as exhibits to Form 10-K for the year ended December 31, 1993 (Commission File No. 0-13805) and incorporated herein by reference)

*10(s) Form of Variable Life Policy (Sections 4 - 19, Rider and Endorsement) for executive officers of the registrant, together with a list of such officers (filed as exhibit to Form 10-K for the year ended December 31, 1993 (Commission File No. 0-13805) and incorporated herein by reference)

*10(t) Form of Split-Dollar Life Insurance Agreement dated January 21, 1994 between the registrant and certain persons, together with a list of such persons (filed as exhibit to Form 10-K for the year ended December 31, 1993 (Commission File No. 0-13805) and incorporated herein by reference)

                                  EXHIBIT INDEX
- --------------------------------------------------------------------------------
*10(u) Form of Collateral Assignment Agreement dated January 21, 1994 between the registrant and certain persons, together with a list of such persons (filed as exhibit to Form 10-K for the year ended December 31, 1993 (Commission File No. 0-13805) and incorporated herein by reference)

*10(v) Form of Severance Compensation Agreement dated January 21, 1994 between the registrant and certain persons, together with a list of such persons (filed as exhibit to Form 10-K for the year ended December 31, 1993 (Commission File No. 0-13805) and incorporated herein by reference)

*10(w) Form of License Agreement between registrant and Europe Craft Imports, Inc. (filed as exhibit to Form 10-K for the year ended December 31, 1991 (Commission File No. 0-13805) and incorporated herein by reference)

 10(x) $4,500,000 Flightline Electronics, Inc. Junior Subordinated Note, dated December 5, 1991; Endorsement of Note; Agreement between Ameriwood Industries International Corporation and Flightline Electronics, Inc.; and Assignment of Junior Subordinated Note (filed as exhibit to Form 10-K for the year ended December 31, 1994 (Commission File No.
        0-13805) and incorporated herein by reference)

27      Financial Data Schedule