Form 10-Q
period 1996-06-30
AMERIWOOD INDUSTRIES INTERNATIONAL CORP
filed 1996-08-13
CIK 774487

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                     FORM 10-Q


   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1996, OR

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


The number of shares outstanding of registrant's common stock, par value $1.00 per share, at June 30, 1996 was 4,243,406.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES





                                                      June 30      December 31
                                                       1996           1995
                                                    -----------    -----------
                                                    (Unaudited)
ASSETS

CURRENT ASSETS:
  Accounts receivable, less allowances              $15,972,600    $17,446,300
  Inventories:
    Raw material                                      6,877,100      5,849,900
    Work in process                                   2,984,500      3,629,100
    Finished goods                                   11,666,600      7,944,200
                                                    -----------    -----------
                                                     21,528,200     17,423,200

  Prepaid expenses and other current assets           2,240,200      2,149,500
                                                    -----------    -----------
    Total current assets                             39,741,000     37,019,000


PROPERTY AND EQUIPMENT:
  Land                                                  231,900        231,900
  Buildings and improvements                         13,699,400     13,691,200
  Machinery and equipment                            29,757,300     29,172,000
  Construction in progress                              981,300        305,300
                                                    -----------    -----------
                                                     44,669,900     43,400,400
  Less accumulated depreciation                     (21,803,900)   (20,233,000)
                                                    -----------    -----------
                                                     22,866,000     23,167,400

OTHER ASSETS                                            166,500        178,700
                                                    -----------    -----------
                                                    $62,773,500    $60,365,100
                                                    ===========    ===========

                                                      June 30      December 31
                                                        1996          1995
                                                    -----------    -----------
                                                    (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                    5,154,300      4,527,700
  Payroll and related benefits                        1,979,200      3,262,800
  Accrued advertising                                 3,274,500      2,621,700
  Other                                               2,495,300      3,260,100
                                                    -----------    -----------
      Total current liabilities                      12,903,300     13,672,300

LONG-TERM DEBT                                        9,750,000      7,000,000

OTHER LONG-TERM LIABILITIES                           2,536,000      2,482,200

SHAREHOLDERS' EQUITY:
  Common Stock                                        4,243,400      4,188,400
  Additional paid-in capital                         20,833,300     20,622,300
  Retained earnings                                  12,507,500     12,399,900
                                                    -----------    -----------
                                                     37,584,200     37,210,600
                                                    -----------    -----------
                                                    $62,773,500    $60,365,100
                                                    ===========    ===========

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES





                          Three Months Ended           Six Months Ended
                                June 30                     June 30
                           1996         1995           1996         1995
                       -----------  -----------    -----------  -----------
Net sales              $22,459,000  $23,524,700    $48,739,300  $49,288,500
Cost of sales           18,894,500   20,317,700     41,404,400   42,099,500
                       -----------  -----------    -----------  -----------
  Gross profit           3,564,500    3,207,000      7,334,900    7,189,000

Selling, general and
  administrative         3,392,500    3,469,700      7,001,800    7,280,400
                       -----------  -----------    -----------  -----------
  Operating income (loss)  172,000     (262,700)       333,100      (91,400)

Other expense (income):
  Interest expense         111,900       85,200        187,900      175,400
  Interest income           (1,200)      (3,300)        (2,300)      (6,800)
  Other, net                (9,400)      (2,900)        (6,200)      18,200
                       -----------  ------------   -----------  -----------
                           101,300       79,000        179,400      186,800
                       -----------  ------------   -----------  -----------
  Pretax income (loss)      70,700     (341,700)       153,700     (278,200)

Income taxes (benefit)      29,500     (114,100)        46,100      (94,600)
                       -----------  ------------   ------------ -----------
  NET INCOME (LOSS)    $    41,200  $  (227,600)   $   107,600  $  (183,600)
                       ===========  ============   ============ ===========

Average number of common
  and common equivalent
  shares outstanding     4,266,200     4,211,000     4,231,900    4,215,200
                         =========     =========     =========    =========

Earnings (loss) per share    $ .01        $(.05)          $.03        $(.04)
                             =====        =====           ====        =====

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES





                                                   Six Months Ended
                                                        June 30
                                                  1996           1995
                                              -----------    -----------
CASH FLOWS FROM (USED IN)
  OPERRATING ACTIVITIES                       $  (998,000)   $ 1,261,300
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment          (1,434,200)    (1,428,100)
  Other                                            13,400          4,000
                                              -----------    -----------
    Net cash used in investing activities      (1,420,800)    (1,424,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable to bank            2,750,000        700,000
  Repurchase of common stock                     (597,200)      (299,300)
  Issuance of common stock                        266,000
                                              -----------    -----------
    Net cash provided by
      financing activities                      2,418,800        400,700
                                              -----------    -----------

NET INCREASE IN CASH AND EQUIVALENTS                    0        237,900

CASH AND EQUIVALENTS AT BEGINNING OF YEAR               0              0
                                              -----------    -----------
CASH AND EQUIVALENTS AT END OF PERIOD         $         0    $   237,900
                                              ===========    ===========


Supplemental disclosures:

  Cash transactions-
    Interest paid, net of
      amounts capitalized                     $  158,400     $  195,400
    Income taxes paid (refunded)                 (98,200)     1,197,000

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1996 and the results of its operations and its cash flows for the three and six month periods ended June 30, 1996 and 1995. All such adjustments are of a normal and recurring nature.

NOTE 2-BORROWING ARRANGEMENTS
On August 2, 1996, the Company's $15 million unsecured bank revolving credit facility was amended to extend the maturity date to July 15, 1999 and amend a financial covenant requiring cash flow from operations to represent a certain percentage of outstanding indebtedness. At June 30, 1996, the Company was in compliance with all covenants specified in the credit facility, as amended. All other terms and conditions of the amended facility are substantially unchanged.

Although the original maturity date was January 13, 1998, the Company previously classified outstanding borrowings under its revolving credit facility as a current obligation on its balance sheet. Beginning with June 30, 1996, such borrowings have been more appropriately classified as long term. The amount outstanding at December 31, 1995 has been reclassified to conform with this presentation.

NOTE 3-CONTINGENCY
During 1989, the Company discovered environmental contamination at its facility in Dowagiac, Michigan. The Company voluntarily reported the matter to the Michigan Department of Environmental Quality ("MDEQ")and began remediation procedures. Ameriwood identified Chrysler Corporation and the United States Department of Defense ("DOD") as prior owners or operators of this site. Chrysler has admitted successorship to a prior owner of the site, but has not admitted liability. A suit has been filed against Chrysler seeking recovery of costs for environmental investigation and remediation at the site. Although the Company believes it has sufficient basis to prevail, there is no assurance of recovery and no recognition has been given in the financial statements for potential recoveries from other parties.

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

The Company recorded a reserve at December 31, 1995 of $2,030,500 to cover costs including ongoing monitoring for up to 30 years and future anticipated legal costs. The current portion, $516,900, is included in Other Current Liabilities and the remainder is included in Other Long-Term Liabilities. During the first six months of 1996, $175,800 has been paid out against the accrual. Based on the opinion of the independent engineering firm and legal counsel, the Company believes it will receive a favorable ruling, and management believes any additional costs beyond the amounts recorded will not be material to the Company's financial position or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.
RESULTS OF OPERATIONS-SECOND QUARTER 1996 COMPARED TO SECOND QUARTER 1995 Net sales for the three months ended June 30, were down 4.5% from the same period in 1995. Furniture sales were relatively flat compared to the first half of 1995. Revenues were negatively impacted by a delay in shipment of a few significant orders from late June into early July.

In July 1996, the Company's OEM division was renamed "Custom Solutions" to better reflect a new emphasis on the production of items that utilize Ameriwood's core competencies of designing, laminating, and manufacturing high-quality custom wood products. The expanded charter of this division will allow us to grow and diversify this portion of the business through entering new markets. Custom Solutions sales for the three months ended June 30, 1996 decreased 18% and sales for the BIC branded stereo speaker business decreased 5% from the same period in 1995. These two product categories continue to be affected by retail softness in the audio products industry.

Historically, the second quarter has been the Company's lowest volume quarter during the year.

Gross margins for the quarter improved from 13.6% in the second quarter of 1995 to 15.9% for the second quarter of 1996. The improvement in gross margins is due largely to productivity and efficiency gains realized from actions taken earlier in the year and an increase in furniture orders which aids in the absorption of overhead.

Selling, general, and administrative ("SG&A") expenses decreased slightly compared to the same period in 1995. SG&A as a percentage of net sales increased from 14.7% in the second quarter of 1995, to 15.1% in the current year quarter which was primarily a result of the reduced level of consolidated net sales. The decrease in total dollars spent is a result of the management reorganization plan the Company began earlier this year to reduce redundant staffing in order to lower fixed costs.

Interest expense was up for the quarter due to higher outstanding borrowings on the Company's revolving credit facility.

The Company recorded net income of $41,200, or $.01 per share, for the three months ended June 30, 1996, as compared to a loss of $227,600, or $.05 per share, for the same period in 1995. The increase was the result of the gross margin improvement discussed above.

RESULTS OF OPERATIONS-SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX
    MONTHS ENDED JUNE 30, 1995
Year-to-date net sales through June 30 were relatively flat, down 1.1% from the same period in 1995. Furniture sales were up 5.7%, but this increase was offset by a decline in Custom Solutions sales of 19.8%, and a decline of 16.8% for BIC America.

Order backlog for ready-to-assemble furniture at June 30, 1996 was up 21% to $11.8 million, compared to prior year levels, due primarily to a 16% increase in furniture orders through the first half of 1996. Although the Company believes the backlog is firm, certain orders may be subject to cancellation prior to shipment. Therefore, the backlog may not represent actual future sales.

Gross margins for the six month period were 15%, up .5% from the first half of 1995, and up a little over 1% compared to the full year of 1995. This increase was due to productivity and efficiency gains realized from actions taken during the year.

The higher gross margins discussed above, and a reduction in SG&A expenses due to cost control, were the primary reasons for the improvement in operating income. For the six months ended June 30, 1996, the Company recorded net income of $107,600, or $.03 per share, as compared to a loss of $183,600, or $.04 per share, for the same period in 1995

CAPITAL RESOURCES AND LIQUIDITY
Accounts receivable, net of reserves, of $15.9 million were down $1.5 million from year end levels of $17.4 million. Inventories of $21.5 million were up $4.1 million from $17.4 million at year end. Inventory levels are being increased in preparation for the peak demand periods in the third and fourth quarters.

Credit facility borrowings were $4.8 million, up from a year end level of $2 million. These additional funds, along with cash flow from operations, were used to finance working capital requirements, to purchase $1.4 million of machinery and equipment, and to purchase $597,000 of Ameriwood stock to fund the ESOP portion of the Company's ESOP/401(k) plan.

Capital expenditures for the first half of 1996 consisted mainly of expenditures related to improving manufacturing efficiency and design capabilities. Ameriwood currently anticipates capital expenditures for the remainder of the year to be approximately $2.5 million, and will consist of similar machinery and equipment purchases at the Company's Ohio and Michigan manufacturing facilities.

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

ITEM 1.  LEGAL PROCEEDINGS.

See Item 3 of registrant's Annual Report on Form 10-K for the year ended December 31, 1995, for information related to the Arthur Andersen
Litigation.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits. Reference is made to the Exhibit Index on Page 10 of this Form 10-Q.

  (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Registrant during the three months ended June 30, 1996.



                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION



                    August 13, 1996       /s/ Charles R. Foley
                                          ----------------------
                                          Charles R. Foley
                                          Interim President and Chief
                                          Executive Officer
                                          (Principal Executive Officer)



                    August 13, 1996       /s/ Craig G. Wassenaar
                                          ----------------------
                                          Craig G. Wassenaar
                                          Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                                   EXHIBIT INDEX
- ---------------------------------------------------------------------------
3(a) Restated Articles of Incorporation, as amended June 24,1993 (filed as exhibit to Form 10-K for the year ended December 31, 1993 (Commission File No. 0-13805) and incorporated herein by reference)

3(b) Bylaws, as amended through January 28, 1996 (filed as exhibit to Form 10-K for the year ended December 31, 1995 (Commission File No. 0-13805) and incorporated herein by reference)

4(a) Indenture of Trust relating to $5,000,000 Michigan Strategic Fund Industrial Development Revenue Bonds due in 2006, and related Loan Agreement, Letter of Credit Agreement, Mortgage and Security Agreement and Irrevocable Transferable Letter of Credit (filed as exhibits to Form 10-K for the year ended December 31, 1989 (Commission File No. 0-13805) and incorporated herein by reference)

4(b) Second Amendment, dated June 19, 1992, to Letter of Credit with Harris Trust and Savings Bank, dated November 1, 1986, relating to Letter of Credit identified in Exhibit 4(a) (filed as exhibit to Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-13805) and incorporated herein by reference)

4(c) Third Amendment, dated January 13, 1995, to Letter of Credit with Harris Trust and Savings Bank, dated November 1, 1986, relating to Letter of Credit identified in Exhibit 4(a)(filed as exhibit to Form 10-K for the year ended December 31, 1994 (Commission File No. 0-13805) and incorporated herein by reference)

4(d) Letter of Credit Agreement Waiver with Harris Trust and Savings Bank, dated February 27, 1996, relating to the Letter of Credit and applicable amendments in Exhibits 4(a), 4(b), and 4(c) (filed as exhibit to Form 10-K for the year ended December 31, 1995 (Commission File No. 0-13805) and incorporated herein by reference)

4(e) Fourth Amendment, dated August 2, 1996, to Letter of Credit with Harris Trust and Savings Bank, dated November 1, 1986, relating to Letter of Credit identified in Exhibit 4(a)

4(f) Credit Agreement with Harris Trust and Savings Bank and The First National Bank of Chicago, dated January 13, 1995 (filed as exhibit to Form 10-K for the year ended December 31, 1994 (Commission File No. 0-13805) and incorporated herein by reference)

4(g) First Amendment to Credit Agreement and Waiver with Harris Trust and Savings Bank, dated February 27, 1996, relating to Credit Agreement identified in Exhibit 4(g) (filed as exhibit to Form 10-K for the year ended December 31, 1995 (Commission File No. 0-13805) and incorporated herein by reference)

4(h) Second Amendment to Credit Agreement with Harris Trust and Savings Bank, dated August 2, 1996, relating to Credit Agreement identified in
        Exhibit 4(g)

                                 EXHIBIT INDEX
- -----------------------------------------------------------------------------
4(i) Ameriwood Industries International Corporation common stock certificate specimen (filed as exhibit to Form 10-Q for the quarter ended March 31, 1993 (Commission File No. 0-13805) and incorporated herein by reference)

4(j) Rights Agreement, dated April 4, 1996, between Ameriwood Industires International Corporation and Harris Trust and Savings Bank, as Rights Agent

The following material contracts identified with "*" preceding the exhibit number are agreements or compensation plans with or relating to executive officers, directors or related parties.

*10(a) 1984 Incentive Stock Option Plan, as amended (filed as exhibit to Form 10-K for the year ended December 31, 1990 (Commission File No. 0-13805) and incorporated herein by reference)

*10(b)  Ameriwood Industries 1992 Non-Employee Directors' Stock Option
        Plan (filed as Exhibit A to the definitive proxy statement dated June 26, 1992 relating to the Company's 1992 annual meeting (Commission File No. 0-13805) and incorporated herein by reference)

*10(c) Ameriwood Industries 1995 Non-Employee Directors' Stock Option Plan (filed as Exhibit A to the definitive proxy statement dated April 12, 1995 relating to the Company's 1995 annual meeting (Commission File No. 0-13805) and incorporated herein by reference)

*10(d) Ameriwood Industries 1993 Stock Incentive Plan (filed as Exhibit A to the definitive proxy statement dated May 10, 1993 relating to the Company's 1993 annual meeting (Commission File No. 0-13805) incorporated herein by reference)

*10(e) Form of Stock Option Agreement dated February 14, 1991 with Neil L. Diver (filed as exhibit to Form 10-K for the year ended December 31, 1990 (Commission File No. 0-13805) and incorporated herein by reference)

*10(f) Rospatch Corporation Annual Incentive Plan (filed as exhibit to Form 10-K for the year ended December 31, 1990 (Commission File No .0-13805) and incorporated herein by reference)

*10(g) Description of non-employee directors consultation fee arrangements (filed as exhibit to Form 10-K for the year ended December 31, 1992 (Commission File No. 0-13805) and incorporated herein by reference)

*10(h) Rospatch Corporation Irrevocable Indemnity Trust Agreement dated August 13, 1990 (filed as exhibit to Form 10-Q for the quarter ended June 30, 1990 (Commission File No. 0-13805) and incorporated herein by reference)

*10(i) First Amendment to Rospatch Corporation Irrevocable Indemnity Trust Agreement (filed as exhibit to Form 10-K for the year ended December 31, 1991 (Commission File No. 0-13805) and incorporated herein by reference)

<PAGE 12>
                                 EXHIBIT INDEX
- -----------------------------------------------------------------------------
*10(j) Form of Indemnity Agreement entered into between the registrant and certain executive officers (filed as exhibit to Form 10-K for the year ended December 31, 1994 (Commission File No. 0-13805) and incorporated herein by reference)

*10(k) Form of Management Retention Agreement entered into between the registrant and certain executive officers (filed as exhibit to Form 10-K for the year ended December 31, 1992 (Commission File No. 0-13805) and incorporated herein by reference)

*10(l) Form of Variable Life Policy for certain executive officers of the registrant (filed as exhibit to Form 10-K for the year ended December 31, 1993 (Commission File No. 0-13805) and incorporated herein by reference)

*10(m) Form of Split-Dollar Life Insurance Agreement entered into between the registrant and certain executive officers (filed as exhibit to Form 10-K for the year ended December 31, 1993 (Commission File No. 0-13805) and incorporated herein by reference)

*10(n) Form of Collateral Assignment Agreement entered into between the registrant and certain executive officers (filed as exhibit to Form 10-K for the year ended December 31, 1993 (Commission File No. 0-13805) and incorporated herein by reference)

*10(o) Form of Severance Compensation Agreement entered into between the registrant and certain executive officers (filed as exhibit to Form 10-K for the year ended December 31, 1993 (Commission File No. 0-13805) and incorporated herein by reference)

*10(p) Employment Agreement dated April 20, 1990 with Joseph J. Miglore (filed as exhibit to Form 10-K for the year ended December 31, 1990 (Commission File No. 0-13805) and incorporated herein by reference)

*10(q) Addendum To Employment Agreement between registrant and Joseph J. Miglore (filed as exhibit to Form 10-K for the year ended December 31, 1992 (Commission File No. 0-13805) and incorporated herein by reference)

*10(r) Management Retention Agreement dated as of November 20, 1992 between the registrant and Joseph J. Miglore (filed as exhibit to Form 10-K for the year ended December 31, 1992 (Commission File No. 0-13805) and incorporated herein by reference)

*10(s) Mutual Termination and Benefits Agreement dated as of January 18, 1996 between the registrant and Joseph J. Miglore (filed as exhibit to Form 10-K for the year ended December 31, 1995 (Commission File No. 0-13805) and incorporated herein by reference)

*10(t) Letter agreement regarding duties as Interim President and CEO dated February 22, 1996 between the registrant and Charles R. Foley (filed as exhibit to Form 10-K for the year ended December 31, 1995 (Commission File No. 0-13805) and incorporated herein by reference)

*10(u) Severance Agreement dated April 10, 1996 between the registrant and James Meier

27      Financial Data Schedule