Form 10-Q
period 1996-09-30
AMERIWOOD INDUSTRIES INTERNATIONAL CORP
filed 1996-11-13
CIK 774487

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                     FORM 10-Q


   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1996, OR

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


The number of shares outstanding of registrant's common stock, par value $1.00 per share, at September 30, 1996 was 4,243,406.

PART I.  FINANCIAL INFORMATION, ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                    September 30 December 31
                                                        1996          1995
                                                    -----------    -----------
                                                    (Unaudited)
CURRENT ASSETS:
  Accounts receivable, less allowances              $19,560,400    $17,446,300

  Inventories:  Raw Materials                         7,760,400      5,849,900
                Work in Process                       3,468,500      3,629,100
                Finished Goods                        8,975,200      7,944,200
                                                    -----------    -----------
                                                     20,204,100     17,423,200

  Prepaid expenses and other current assets           2,023,100      2,149,500
                                                    -----------    -----------
    Total current assets                             41,787,600     37,019,000

PROPERTY AND EQUIPMENT:
  Land                                                  265,400        231,900
  Buildings and improvements                         13,699,500     13,691,200
  Machinery and equipment                            30,065,000     29,172,000
  Construction in progress                            1,545,400        305,300
                                                    -----------    -----------
                                                     45,575,300     43,400,400
  Less accumulated depreciation                     (22,669,100)   (20,233,000)
                                                    -----------    -----------
                                                     22,906,200     23,167,400

OTHER ASSETS                                            160,500        178,700
                                                    -----------    -----------
                                                    $64,854,300    $60,365,100
                                                    ===========    ===========

CURRENT LIABILITIES:
  Accounts payable                                    4,091,400      4,527,700
  Payroll and related benefits                        2,029,500      3,262,800
  Accrued advertising                                 3,671,300      2,621,700
  Other                                               2,588,300      3,260,100
                                                    -----------    -----------
      Total current liabilities                      12,380,500     13,672,300

LONG-TERM DEBT                                       11,700,000      7,000,000
OTHER LONG-TERM LIABILITIES                           2,664,800      2,482,200

SHAREHOLDERS' EQUITY:
  Common Stock                                        4,243,400      4,188,400
  Additional paid-in capital                         20,833,300     20,622,300
  Retained earnings                                  13,032,300     12,399,900
                                                    -----------    -----------
                                                     38,109,000     37,210,600
                                                    -----------    -----------
                                                    $64,854,300    $60,365,100
                                                    ===========    ===========

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES





                            Three Months Ended          Nine Months Ended
                                September 30                September 30
                             1996         1995           1996         1995
                         -----------  -----------    -----------  --------
---
Net sales                $29,881,700  $26,236,100    $78,621,000   $75,524,600
Cost of sales             25,074,800   22,627,000     66,479,200    64,726,500
                         -----------  -----------    -----------  -----------
  Gross profit             4,806,900    3,609,100     12,141,800    10,798,100

Selling, general and
  administrative           3,893,700    4,479,300     10,895,500    11,759,700
                         -----------  -----------    -----------  -----------
  Operating income (loss)    913,200     (870,200)     1,246,300      (961,600)

Other expense (income):
  Interest expense           161,200       79,000        349,100       254,400
  Interest income               (500)      (3,300)        (2,800)      (10,100)
  Other, net                   2,900       23,400         (3,300)       41,600
                         -----------  ------------   -----------  -----------
                             163,600       99,100        343,000       285,900
                         -----------  ------------   -----------  -----------
  Pretax income (loss)       749,600     (969,300)       903,300    (1,247,500)

Income taxes (benefit)       224,900     (279,600)       271,000      (374,200)
                         -----------  ------------   -----------  -----------
  NET INCOME (LOSS)      $   524,700  $  (689,700)   $   632,300  $   (873,300)
                         ===========  ============   ===========   ===========

Average number of common
  and common equivalent
  shares outstanding       4,271,900    4,209,000      4,245,300     4,213,200
                           =========    =========      =========     =========

Earnings (loss) per share      $ .12        $(.16)          $.15         $(.21)
                               =====        =====           ====         =====

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES





                                                        Nine Months Ended
                                                          September 30
                                                       1996           1995
                                                  ------------    ------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES    $ (2,076,100)   $  2,991,100

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Purchases of property and equipment               (2,306,300)     (2,050,000)
  Other                                                 13,600           4,000
                                                  ------------    ------------
    Net cash (used in) investing activities         (2,292,700)     (2,046,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments on) note
    payable to bank                                  4,700,000        (300,000)
  Repurchase of common stock                          (597,200)       (645,100)
  Issuance of common stock                             266,000
                                                  ------------    ------------
    Net cash provided by (used in)
      financing activities                           4,368,800        (945,100)
                                                  ------------    ------------

NET INCREASE IN CASH AND EQUIVALENTS                         0               0

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                    0               0
                                                  ------------    ------------
CASH AND EQUIVALENTS AT END OF PERIOD             $          0    $          0
                                                  ============    ============


Supplemental disclosures:

  Cash transactions-
    Interest paid, net of amounts capitalized      $   306,000    $    273,200
    Income taxes paid (refunded)                       (98,200)      1,231,500

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1996 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 1996 and 1995. All such adjustments are of a normal and recurring nature.

NOTE 2-SUBSEQUENT EVENT
Subsequent to issuance of a press release on October 15, 1996 announcing its financial results for the three and nine month periods ended September 30, 1996, management discovered that an imported futon cushion may not have met applicable U.S. standards. The distribution of this product was limited to a small number of customers and primarily confined to two discount retailers with stores in the northeastern United States. The Company immediately took steps to notify its customers and suspend distribution of this product. The involved futon cushions are being replaced with cushions meeting the Company's high quality standards. On November 1, 1996, the Company announced it expected to take a nonrecurring pretax charge of between $1 million, or $.15 per share, and $1.3 million, or $.20 per share in the fourth quarter for costs associated with remedying this matter.

NOTE 3-BORROWING ARRANGEMENTS
On August 2, 1996, the Company's $15 million unsecured bank revolving credit facility was amended to extend the maturity date to July 15, 1999 and amend a financial covenant requiring cash flow from operations to represent a certain percentage of outstanding indebtedness. At September 30, 1996, the Company was in compliance with all covenants specified in the credit facility, as amended. All other terms and conditions of the amended facility are substantially unchanged.

Although the original maturity date was January 13, 1998, the Company previously classified outstanding borrowings under its revolving credit facility as a current obligation on its balance sheet. Beginning with June 30, 1996, such borrowings have been more appropriately classified as long term. The amount outstanding at December 31, 1995 has been reclassified to conform with this presentation.

NOTE 4-CONTINGENCY
During 1989, the Company discovered environmental contamination at its facility in Dowagiac, Michigan. The Company voluntarily reported the matter to the Michigan Department of Environmental Quality ("MDEQ") and began remediation procedures. Ameriwood identified Chrysler Corporation and the United States Department of Defense ("DOD") as prior owners or operators of this site. Chrysler has admitted successorship to a prior owner of the site, but has not admitted liability. A suit has been filed against Chrysler and the DOD seeking recovery of costs for environmental investigation and remediation at the site. Although the Company believes it has sufficient basis to prevail, there is no assurance of recovery; no recognition has been given in the financial statements for potential recoveries from other parties.

In March 1996, the Company received a Remedial Investigation and Feasibility Study from an independent engineering firm, acceptable to Chrysler and the DOD. A request for approval of the Company's feasibility study has been filed with the MDEQ. If the study is approved, a Remedial Action Plan will be submitted for approval.

It is the Company's policy to accrue environmental cleanup costs if it is probable that a liability has been incurred and an amount is reasonably estimable. The Company recorded a reserve at December 31, 1995 of $1.2 million, bringing total reserves for the matter to $2 million, to cover costs including ongoing monitoring for up to 30 years and future anticipated legal costs. During the first nine months of 1996, $182,800 has been paid out against the accrual. As of September 30, 1996, the current portion, $497,700, is included in Other Current Liabilities and the remainder is included in Other Long-Term Liabilities. Based on the opinion of the independent engineering firm and legal counsel, the Company believes it will receive a favorable ruling, and management believes any additional costs beyond the amounts recorded will not be material to the Company's financial position or results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS- THIRD QUARTER 1996 COMPARED TO THIRD QUARTER 1995 Consolidated net sales for the three months ended September 30, 1996 were up 14.4% to $29.9 million compared to $26.1 million in the prior year quarter. Leading this growth was a 19.5% increase in furniture revenue, up from $18.3 million in the third quarter of 1995 to $21.9 million. Sales to office superstores were up 34.1%, sales to catalog showrooms up 76.4% and sales to wholesale clubs more than doubled for the quarter compared to the prior year period. Revenues for Custom Solutions (formerly OEM) were up 3.5% to $7.0 million. Sales for the Company's BIC America branded stereo business were flat with the prior year at $1.0 million.

Gross margins for the quarter improved to 16.1% compared to 13.8% in the prior year quarter. Improved furniture order flow continues to aid in absorption of overhead. Productivity improvements at the Company's two manufacturing facilities have also contributed to the gross margin improvement.

Selling, general, and administrative ("SG&A") expenses as a percent of net sales declined from 17.1% to 13.0% in the prior year quarter. In the third quarter of 1995, a pretax charge of $800,000, or $.13, per share was taken to account for the bankruptcies of several major customers. Without that charge, SG&A for the third quarter of 1995 would have been 14.8% of net sales. The improvement in costs is due to the flattening of the organization, although some of the savings have been reinvested in product development and marketing efforts.

Interest expense was up for the quarter due to higher outstanding borrowings on the Company's revolving credit facility.

Net income for the quarter ended September 30, 1996 was $524,700, or $.12 per share, as compared to a loss of $689,700 or $.16 per share for the quarter ended September 30, 1995.


RESULTS  OF OPERATIONS- NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER
30, 1995
Consolidated net sales for the nine months ended September 30, 1996 were $78.6 million, up 4.3% from 1995 levels. Furniture sales were up 10% from the prior year's nine month period, to $59.7 million. Strong sell-through increased furniture sales more than 30% in the office superstore channel in the first nine months of 1996. Sales to customers in both the wholesale club and catalog store channels were up over 75% during the nine month period, compared with the same period in the prior year. Revenues for Custom Solutions for the nine month period were $15.8 million compared to $17.7 million in the prior year. BIC America sales were $3.1 million, down from $3.6 million in the prior year. These areas were negatively impacted by softness in the audio market earlier this year.

Gross margins for the nine month period improved to 15.4% compared to 14.8% in the prior year period, due largely to improved overhead absorption and productivity and efficiency gains.

For the nine months ended September 30, 1996, Ameriwood reported net income of $632,300, or $.15 per share compared with a net loss of $873,200, or $.21 per share for the same period in 1995. The increase was the result of higher net sales, higher gross margins, and a reduction in SG&A expenses.

CAPITAL RESOURCES AND LIQUIDITY
Accounts receivable of $19.6 million, net of reserves, were up $2.2 million from year end levels of $17.4 million. Inventories of $20.2 million were up $2.1 million from $17.4 million at year end. These increases are a result of the increase in furniture sales and orders over the prior year's levels. To fund these increases, credit facility borrowings increased to $6.7 million at September 30, 1996, up from a year end level of $2 million.

Capital expenditures for the first nine months of 1996 were $2.3 million, which consisted mainly of expenditures related to improving manufacturing efficiency and design capabilities at the Company's Ohio and Michigan manufacturing facilities. Ameriwood currently anticipates capital expenditures for the full year to be approximately $4 million.

Subsequent to issuance of a press release on October 15, 1996 announcing its financial results for the three and nine month periods ended September 30, 1996, management discovered that an imported futon cushion may not have met applicable U.S. standards. The distribution of this product was limited to a small number of customers and primarily confined to two discount retailers with stores in the northeastern United States. The Company immediately took steps to notify its customers and suspend distribution of this product. The involved futon cushions are being replaced with cushions meeting the Company's high quality standards. On November 1, 1996, the Company announced it expected to take a nonrecurring pretax charge of between $1 million, or $.15 per share, and $1.3 million, or $.20 per share in the fourth quarter for costs associated with remedying this matter.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the annual meeting of Shareholders held on July 25, 1996, Ameriwood's shareholders voted on the following:

   1. The reelection of incumbent director Kevin K. Coyne for a term of three years expiring at the 1999 annual meeting. Mr. Coyne was elected with 3,764,078 voting for and 236,119 shares abstaining.

   2. The reelection of incumbent director Neil L. Diver for a term of three years expiring at the 1999 annual meeting. Mr. Diver was elected with 3,751,112 shares voting for and 249,085 shares abstaining.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
(a)  Exhibits.  Reference is made to the index on Page 10 of this Form 10-
Q.
(b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Registrant during the three months ended September 30, 1996.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION



                    November 13, 1996     /s/ Charles R. Foley
                                          ----------------------
                                          Charles R. Foley
                                          Interim President and Chief
                                          Executive Officer
                                          (Principal Executive Officer)



                    November 13, 1996     /s/ Craig G. Wassenaar
                                          ----------------------
                                          Craig G. Wassenaar
                                          Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                                   EXHIBIT INDEX
--------------------------------------------------------------------------
---------
3(a) Restated Articles of Incorporation, as amended June 24,1993 (filed as exhibit to Form 10-K for the year ended December 31, 1993 (Commission File No. 0-13805) and incorporated herein by reference)

3(b)     Bylaws, as amended through January 28, 1996 (filed as exhibit  to
Form 10-K for the year ended December 31, 1995 (Commission File No. 0-13805) and incorporated herein by reference)

4(a) Indenture of Trust relating to $5,000,000 Michigan Strategic Fund Industrial Development Revenue Bonds due in 2006, and related Loan Agreement, Letter of Credit Agreement, Mortgage and Security Agreement and Irrevocable Transferable Letter of Credit (filed as exhibits to Form 10-K for the year ended December 31, 1989 (Commission File No. 0-13805) and incorporated herein by reference)

4(b) Second Amendment, dated June 19, 1992, to Letter of Credit with Harris Trust and Savings Bank, dated November 1, 1986, relating to Letter of Credit identified in Exhibit 4(a) (filed as exhibit to Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-13805) and incorporated herein by reference)

4(c) Third Amendment, dated January 13, 1995, to Letter of Credit with Harris Trust and Savings Bank, dated November 1, 1986, relating to Letter of Credit identified in Exhibit 4(a)(filed as exhibit to Form 10-K for the year ended December 31, 1994 (Commission File No. 0-13805) and incorporated herein by reference)

4(d) Letter of Credit Agreement Waiver with Harris Trust and Savings Bank, dated February 27, 1996, relating to the Letter of Credit and applicable amendments in Exhibits 4(a), 4(b), and 4(c) (filed as exhibit to Form 10-K for the year ended December 31, 1995 (Commission File No. 0-13805) and incorporated herein by reference)

4(e) Fourth Amendment, dated August 2, 1996, to Letter of Credit with Harris Trust and Savings Bank, dated November 1, 1986, relating to Letter of Credit identified in Exhibit 4(a) (filed as exhibit to Form 10-Q for the quarter ended June 30, 1996 (Commission File No. 0-13805) and incorporated herein by reference)

4(f) Credit Agreement with Harris Trust and Savings Bank and The First National Bank of Chicago, dated January 13, 1995 (filed as exhibit to Form 10-K for the year ended December 31, 1994 (Commission File No. 0-13805) and incorporated herein by reference)

4(g) First Amendment to Credit Agreement and Waiver with Harris Trust and Savings Bank, dated February 27, 1996, relating to Credit Agreement identified in Exhibit 4(g) (filed as exhibit to Form 10-K for the year ended December 31, 1995 (Commission File No. 0-13805) and incorporated herein by reference)

4(h) Second Amendment to Credit Agreement with Harris Trust and Savings Bank, dated August 2, 1996, relating to Credit Agreement identified in
Exhibit 4(g) (filed as exhibit to Form 10-Q for the quarter ended June 30, 1996 (Commission File No. 0-13805) and incorporated herein by reference)

4(i) Ameriwood Industries International Corporation common stock certificate specimen (filed as exhibit to Form 10-Q for the quarter ended March 31, 1993 (Commission File No. 0-13805) and incorporated herein by reference)

                                  EXHIBIT INDEX
--------------------------------------------------------------------------
------
4(j) Rights Agreement, dated April 4, 1996, between Ameriwood Industries International Corporation and Harris Trust and Savings Bank, as Rights Agent (filed as exhibit to Form 10-Q for the quarter ended June 30, 1996 (Commission File No. 0-13805) and incorporated herein by reference)

The following material contracts identified with "*" preceding the exhibit number are agreements or compensation plans with or relating to executive officers, directors or related parties.

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

*10(g) Description of non-employee directors consultation fee arrangements (filed as exhibit to Form 10-K for the year ended December 31, 1992 (Commission File No. 0-13805) and incorporated herein by reference)

10(h) Rospatch Corporation Irrevocable Indemnity Trust Agreement dated August 13, 1990 (filed as exhibit to Form 10-Q for the quarter ended June 30, 1990 (Commission File No. 0-13805) and incorporated herein by reference)

*10(i) First Amendment to Rospatch Corporation Irrevocable Indemnity Trust Agreement (filed as exhibit to Form 10-K for the year ended December 31, 1991 (Commission File No. 0-13805) and incorporated herein by reference)

*10(j) Form of Indemnity Agreement entered into between the registrant and certain executive officers (filed as exhibit to Form 10-K for the year ended December 31, 1994 (Commission File No. 0-13805) and incorporated herein by reference)

                                  EXHIBIT INDEX
--------------------------------------------------------------------------
---------
*10(k) Form of Management Retention Agreement entered into between the registrant and certain executive officers (filed as exhibit to Form 10-K for the year ended December 31, 1992 (Commission File No. 0-13805) and incorporated herein by reference)

*10(l) Form of Variable Life Policy for certain executive officers of the registrant (filed as exhibit to Form 10-K for the year ended December 31, 1993 (Commission File No. 0-13805) and incorporated herein by reference)

*10(m) Form of Split-Dollar Life Insurance Agreement entered into between the registrant and certain executive officers (filed as exhibit to Form 10-K for the year ended December 31, 1993 (Commission File No. 0-13805) and incorporated herein by reference)

*10(n) Form of Collateral Assignment Agreement entered into between the registrant and certain executive officers (filed as exhibit to Form 10-K for the year ended December 31, 1993 (Commission File No. 0-13805) and incorporated herein by reference)

*10(o) Form of Severance Compensation Agreement entered into between the registrant and certain executive officers (filed as exhibit to Form 10-K for the year ended December 31, 1993 (Commission File No. 0-13805) and incorporated herein by reference)

*10(p)   Employment Agreement dated April 20, 1990 with Joseph J.  Miglore
(filed as exhibit to Form 10-K for the year ended December 31, 1990 (Commission File No. 0-13805) and incorporated herein by reference)

*10(q) Addendum To Employment Agreement between registrant and Joseph J. Miglore (filed as exhibit to Form 10-K for the year ended December 31, 1992 (Commission File No. 0-13805) and incorporated herein by reference)

*10(r) Management Retention Agreement dated as of November 20, 1992 between the registrant and Joseph J. Miglore (filed as exhibit to Form 10-K for the year ended December 31, 1992 (Commission File No. 0-13805) and incorporated herein by reference)

*10(s) Mutual Termination and Benefits Agreement dated as of January 18, 1996 between the registrant and Joseph J. Miglore (filed as exhibit to Form 10-K for the year ended December 31, 1995 (Commission File No. 0-13805) and incorporated herein by reference)

*10(t) Letter agreement regarding duties as Interim President and CEO dated February 22, 1996 between the registrant and Charles R. Foley (filed as exhibit to Form 10-K for the year ended December 31, 1995 (Commission File No. 0-13805) and incorporated herein by reference)

*10(u) Severance Agreement dated April 10, 1996 between the registrant and James Meier(filed as exhibit to Form 10-Q for the quarter ended June 30, 1996 (Commission File No. 0-13805) and incorporated herein by reference)

27      Financial Data Schedule