Form 10-K
period 1996-12-31
AMERIWOOD INDUSTRIES INTERNATIONAL CORP
filed 1997-03-21
CIK 774487

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

/X/  Annual  report  pursuant to Section 13 or  15(d)  of  the  Securities
Exchange
    Act of 1934 (Fee required) for the fiscal year ended December 31, 1996

/ / Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (No Fee required) for the transition period

Commission File No.  0-13805


              AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION
          (Exact name of registrant as specified in its charter)

                    Michigan  (State of incorporation)
             38-0983610  (IRS Employer Identification Number)
 171 Monroe Ave. N.W., Suite 600, Grand Rapids, MI, 49503, (616) 336-9400
   (Address of principal executive offices, zip code, telephone number)

     Securities registered pursuant to Section 12(b) of the Act:  None
        Securities registered pursuant to Section 12(g) of the Act:
                Common Stock, $1 Par Value  (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/      No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and to the best of registrant's knowledge, will not be contained in any amendment to this Form 10-K. / /

As of March 14, 1997, the aggregate market value of the registrant's Common Stock, $1 par value, held by persons other than (a) directors and executive officers of the registrant and (b) the Ameriwood Industries Affiliated Employee Stock Ownership and Savings Plan, none of which persons is hereby acknowledged to be an "affiliate" of the registrant, was $25,434,000 based on the last sale price on that date as reported on The Nasdaq Stock Market.

As of March 14, 1997, 4,252,406 shares of the registrant's Common Stock, $1 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Certain information from the registrant's definitive proxy statement relating to the 1997 annual meeting of shareholders is incorporated in Part III of this report by reference.


PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS
Ameriwood Industries International Corporation ("Ameriwood", or the "Company") was originally incorporated in Michigan in 1915. It is the successor to "Rose Patch and Label Company,", and later "Rospatch
Corporation",  which  reflected the original business--the  production  of fabric patches and labels. In December 1991, the name was changed to "Ameriwood Industries International Corporation," which more closely identifies the Company with its current core business, wood products. Ameriwood's corporate offices are located at 171 Monroe Avenue, N.W., Suite 600, Grand Rapids, MI, 49503, and its telephone number is (616) 336-9400.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
All of Ameriwood's operations, for purposes of the consolidated financial statements included as part of this report, have been in the Wood Products industry segment. (See Part II, Item 8--Financial Statements and Supplementary Data.)

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

Ameriwood considers its principal products to be those that, as a group, contribute ten percent or more to consolidated revenues. The Company categorizes its furniture products as those of "Ameriwood Furniture" and its stereo speaker cabinets and other products as those of "Ameriwood Custom Solutions" (formerly "Ameriwood OEM.").

Ameriwood Furniture currently sells its unassembled furniture to office superstores, mass merchant discount stores, home improvement centers, national chains, catalog showrooms, home furnishings retailers, and warehouse clubs. Furniture products include, among other items, office furniture, computer furniture, wall units/organizers, storage units, wardrobes, bookcases, utility carts, television and VCR stands, entertainment centers, home theater units and bedroom furniture. Ameriwood Custom Solutions produces stereo speaker cabinets and components. These products are sold primarily to consumer electronics manufacturers, including certain major audio component companies. In addition, Ameriwood Custom Solutions sells custom products for the point of purchase and fixtures market, institutional uses, and Company-fabricated wood grain and opaque laminated particle board to a variety of manufacturers for use in kitchen and bathroom cabinets, office partitions, and other furniture and building products.

Raw Materials
Ameriwood purchases raw materials from various domestic and foreign suppliers. Particle board is the principal raw material used; other raw materials include furniture hardware, lamination paper and vinyl, corrugated packaging, glass and various electronic components. Most of the raw materials, components, and other supplies needed in the Company's manufacturing processes are available from numerous sources. The raw materials are not unique to the industry, nor are they rare. To date, no significant difficulty has been experienced in obtaining these items.

Patents and Trademarks
No significant portion of Ameriwood's business is dependent upon a single patent or series of patents. Certain individual Company trademarks, particularly Affordable Furniture, are believed to be significant to the Company's operations.

Seasonality
The Company believes there is some seasonality in the demand for its products, with increases in third and fourth quarter consolidated sales (see table below).

            Percent of Consolidated Sales By Quarter
            ----------------------------------------
    Year   1st Qtr.   2nd Qtr.   3rd Qtr.   4th Qtr.   Total
    ----   --------   --------   --------   --------   -----
    1996    24.4%      20.6%      27.6%      27.4%      100%
    1995    25.7%      23.2%      25.8%      25.3%      100%
    1994    25.1%      22.5%      25.7%      26.7%      100%

Certain Working Capital Items
The Company engages in no unusual practices with regards to inventories, receivables, or other items of working capital.

Significant Customers
In 1996, 1995, and 1994 no single customer accounted for 10% or more of consolidated net sales.

Backlog
The Company believes that order backlog at any particular point in time is not predicative of future sales performance, as it is standard in the furniture industry, a customer may cancel a product order prior to shipment without penalty.

Competition
Ameriwood  Furniture  competes  with a large  number  of  unassembled  and assembled furniture manufacturers. Based on industry publications and other sources, Ameriwood believes it is the fourth largest U.S. manufacturer of unassembled furniture. Principal methods of competition are price, design, quality and service. Ameriwood Custom Solutions speaker products compete with similar products manufactured by approximately ten other companies, including companies which are owned by various speaker marketers. Principal customers include national brand name electronics manufacturers and marketers. Principal methods of competition are quality, design, service and price. Management believes the Company has sufficient resources, material and personnel to compete effectively in its present business.

Research and Development
Company research and product development costs are expensed as incurred and were $642,200 in 1996, $546,700 in 1995, and $636,000 in 1994.
Customer-sponsored research and development activities are not significant to Ameriwood's operations.

Environmental Matters
As indicated elsewhere in this report (Item 7--Environmental Matters, Note 6--Contingencies in the accompanying financial statements), the Company has accrued certain environmental investigation and remediation costs in its financial statements. Compliance with present laws concerning protection of the environment is not currently expected by management to have any material effect upon the Company's capital expenditures, earnings or competitive position.

Human Resources
At December 31, 1996, Ameriwood employed approximately 770 associates on a full- time basis. The Company does not regularly employ part-time persons, but does utilize a temporary work force as necessary to meet peak demand.

Financial Information About Foreign and Domestic Operations
All of Ameriwood's operations are located in the United States. The Company's wood products are sold throughout North America, but principally in the United States. Export sales were $2,784,700 in 1996, $3,385,100 in 1995, and $4,110,700 in 1994.

ITEM 2.  PROPERTIES.

In the aggregate, Ameriwood owns approximately 1,025,000 square feet of space. Management considers all of the Company's material properties and equipment to be well-maintained, in good operating condition, and adequate for their purposes. Listed below is information on the principal properties owned or leased by Ameriwood as of March 14, 1997.

    Location           Principal Use                          Owned or
                                                              Leased
    ----------------   ------------------------------------   ------------
---
    Dowagiac, MI       Manufacturing, warehouse, and office   Owned
    Tiffin, OH         Manufacturing, warehouse, and office   Owned

The Dowagiac, Michigan facility secures the Company's indebtedness pursuant to $5,000,000 of Michigan Strategic Fund Industrial Development Revenue Bonds and its reimbursement obligations to the issuer of a letter of credit collateralizing these bonds (see Note 3--Borrowing Arrangements in the accompanying financial statements).


ITEM 3.  LEGAL PROCEEDINGS.

ARTHUR ANDERSEN LITIGATION
In February 1995, Ameriwood filed a complaint in the U.S. District Court for the Western District of Michigan against Arthur Andersen L.L.P. ("Andersen"), the Company's former auditors, claiming that the Company's exposure to liability in several securities fraud lawsuits (including the Atlantis Group, Inc. and class action litigation against the Company, which settled in 1992, and a related derivative action which was dismissed in 1991) was the result of Andersen's malfeasance while performing auditing and other services for the Company from 1986 through 1990. The Complaint asserts claims for professional malpractice, breach of contract, and contribution under the federal securities laws.

The complaint seeks recovery of substantial damages to the Company and costs incurred by the Company as a result of the prior securities fraud lawsuits brought against the Company and several of its directors and officers, whom the Company was obligated to indemnify.

Andersen has denied liability in the matter and filed a counterclaim which seeks recovery of Andersen's own costs incurred in the same prior lawsuits in which Andersen was also named as a defendant. Andersen's counterclaim alleges that any problems with the Company's financial statements audited by Andersen arose from failures by persons then employed by the Company to provide Andersen with accurate, complete, and/or timely information, which injured Andersen by embroiling it in the Atlantis and related litigation. During discovery regarding the damages alleged in its counterclaim, Andersen represented that it seeks to recover $4.4 million for the amounts it paid to settle the prior lawsuits, and an additional $3.7 million for its attorneys' fees and other defense costs associated with that litigation. The Company believes that Andersen's claims are barred in whole or in part by the Bar Order entered by the Court when it approved the underlying settlements.

The Company is vigorously pursuing its claims against Andersen and aggressively defending against Andersen's counterclaim in this proceeding. A jury trial on all of these claims is scheduled to commence on April 8, 1997.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS.

Ameriwood's only outstanding common equity is common stock; $1 par value per share, traded on The Nasdaq Stock Market under the symbol AWII. As of March 14, 1997, there were approximately 1,800 shareholders of record. No dividends were paid or declared for 1996 or 1995. Please refer to Note 11- -Common Stock Purchase Rights in the accompanying financial statements for a description of the Company's Rights Agreement. The table below shows high and low sale prices reported by The Nasdaq Stock Market for the periods indicated.

    Year      Quarter       High        Low
    ----      -------      ------      ------
    1996      Fourth       $ 9.75      $ 8.13
              Third          9.00        5.75
              Second         6.75        5.38
              First          5.75        3.88

    1995      Fourth       $ 6.38      $ 3.88
              Third          7.00        6.13
              Second         7.75        6.00
              First          9.50        6.75

ITEM 6.  SELECTED FINANCIAL DATA.

                              1996       1995       1994       1993       1992
                            --------   --------   --------   --------   --------
                                (Amounts in thousands, except per share data)
OPERATIONS
Net sales*                  $114,547   $105,998   $109,997   $103,934    $90,069
Operating income (loss)        1,549     (4,236)     5,577      7,125      6,019
Net income (loss)                480     (3,368)     8,625      5,099      6,958
Earnings (loss) per share     $  .11     $(0.80)     $2.02      $1.21      $1.69
Average shares outstanding     4,255      4,208      4,259      4,221      4,110
Dividends per share               --         --         --         --         --

FINANCIAL POSITION
Total assets                 $66,506    $60,365    $63,385    $49,865    $44,954
Long-term debt                11,100      7,000      7,300      5,000      5,000
Shareholders' equity          37,969     37,211     40,578     31,917     25,612
Book value per share           $8.94      $8.88      $9.69      $7.63      $6.27

*Reclassified certain costs to conform with classifications adopted in 1996 (see Note 2--Summary of Accounting Policies in the accompanying financial statements).

See Item 8 for complete consolidated balance sheets as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996, and the notes thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS -- 1996 Compared to 1995
Beginning in the fourth quarter of 1996, certain allowances relating to customer advertising and freight, which were previously treated as a reduction to gross sales, were reclassified to selling, general and administrative expense (SG&A). These allowances amounted to $6.3 million in 1996, $5.2 million in 1995 and $4.9 million in 1994. All periods presented have been reclassified to conform with this presentation.

Consolidated net sales for 1996 were $114.5 million, compared to $106.0 million in 1995, an increase of 8.1%. Furniture sales increased 14.5% to $88.1 million, accounting for 76.9% of total net sales in 1996. Increases were experienced in various distribution channels, including office superstores, catalog showrooms, home centers and warehouse clubs. The shift in distribution was aided by the development of products designed to fit consumer needs in the channels mentioned. While sales volume in the regional discount channel increased slightly, diversification into other channels continued.

Custom Solutions net sales decreased $1.9 million to $22.2 million, representing 19.4% of total net sales in 1996. Custom Solutions, primarily an original equipment manufacturer of speaker products, was negatively affected by weak sales in the consumer electronics channel of distribution throughout 1996. The consumer electronics environment also contributed to the decline in sales volume of $0.8 million to $4.2 million in 1996 for BIC America, the Company's own proprietary brand of stereo speakers.

Gross margin as a percent of net sales improved to 21.0%, compared with 18.1% in 1995, and was favorably impacted by productivity gains in the Company's two manufacturing facilities, stabilizing raw material prices and the development of products designed to sell at a higher retail price point.

SG&A expenses as a percentage of net sales declined from 19.7% in 1995 to 18.9% in 1996, benefiting from a streamlining of the organization, offset by increased spending on advertising. During 1995, several customers filed for bankruptcy protection. Bad debt expense of $1.0 million in 1995 compared with $0.4 million in 1996. Operating expenses in 1995 also included a $1.4 million pre-tax charge for management reorganization. The reorganization eliminated layers of management in order to reduce fixed costs.

In the fourth quarter of 1996, the Company recorded a pretax charge of $1.15 million in connection with the voluntary recall of an imported futon cushion (see Note 7--Product Recall in the accompanying financial statements). Also included in operating expenses in the fourth quarter of

1996 was a credit of $0.4 million for recovery of amounts previously charged against income for environmental matters. In 1995 a $1.2 million pre-tax charge was recorded for environmental remediation related to the Company's Dowagiac, Michigan facility (see the "Environmental Matters" section following and Note 6--Contingencies in the accompanying financial statements).

The Company recorded litigation related costs of $0.4 million in the fourth quarter of 1996 in a matter in which it is the plaintiff in a suit against its former auditors ( see Note 13--Shareholder Litigation and Settlements in the accompanying financial statements ). Interest expense increased $0.2 million to $0.5 million in 1996 as a result of increased borrowing caused by working capital needs and the investment of $3.8 million in capital equipment.

For the twelve months ended December 31, 1996, Ameriwood recorded net earnings of $0.5 million, or $0.11 per share, compared to a net loss of $3.4 million, or $0.80 per share, in 1995.

RESULTS OF OPERATIONS -- 1995 Compared to 1994
Consolidated net sales for 1995 were $106.0 million, compared to $110.0 million in 1994. Furniture sales accounted for 71% of total net sales, and were down 3.9% from 1994. Custom Solutions sales accounted for 24% of total net sales, and were down 7% from 1994. Regional discount chains, the Company's largest distribution channel for unassembled furniture, and consumer electronics retailers, a large distribution channel for Custom Solutions products, were negatively affected by the soft retail environment. Competitive pricing and the soft retail environment were the major factors in the decline in net sales. BIC America stereo speaker sales increased 7.7% and accounted for 5% of the total.

Cost of sales for 1995 was negatively impacted by unfavorable overhead absorption. Lower than planned order volume, due to retail softness, and higher fixed costs, a result of the 1994 capital expansion program, reduced the Company's ability to absorb fixed manufacturing costs. The higher cost of sales resulted in a reduction in the gross margin from 23.4% in 1994 to 18.1% in 1995.

SG&A expenses as a percentage of net sales increased from 18.3% in 1994 to 19.7% in 1995. During 1995, several customers filed for bankruptcy protection and bad debt reserves were increased to cover the potential losses. Bad debt expense increased from $0.1 million in 1994 to $1.0 million in 1995. Operating expenses in 1995 included a $1.4 million pre-tax charge for management reorganization. The reorganization eliminated layers of management in order to lower fixed costs. Also included in operating expenses for 1995 was a $1.2 million pre-tax charge for environmental remediation related to the Company's Dowagiac, Michigan facility (see the "Environmental Matters" section following and Note 6-- Contingencies in the accompanying financial statements).

Other Income in 1994 included a $3.7 million shareholder litigation settlement, net of related ESOP expense, for reimbursement of covered expenses the Company incurred related to shareholder litigation settled in 1992. The payment settled all claims against the Company's former insurance carrier for directors and officers liability coverage. In December 1994, Ameriwood sold a junior subordinated note with interest receivable to an unrelated third party for a net pretax gain of $3.7 million. The sale of this note eliminated quarterly interest payments, which totaled $.5 million in 1994, and was the reason for the decrease in interest income from 1994 to 1995 (see Note 12--Sale of Note Receivable, and Note 13--Shareholder Litigation and Settlements in the accompanying financial statements).

For the twelve months ended December 31, 1995, Ameriwood recorded a net loss of $3.4 million, or $.80 per share, compared to net income of $8.6 million, or $2.02 per share, in 1994.

Environmental Matters
During 1989, the Company discovered environmental contamination at its facility in Dowagiac, Michigan, which was reported to the appropriate state environmental agency. A remedial investigation and feasibility study (RI/FS), including final estimates of costs necessary to remediate the site, was completed in 1996 by an independent consulting engineering firm The RI/FS report is undergoing review by the State of Michigan. Based on the opinion of the independent engineering firm and legal counsel, the Company believes it will receive a favorable ruling.

It is the Company's policy to accrue environmental cleanup costs if it is probable that a liability has been incurred and an amount is reasonably estimable. Costs of $1.2 million in 1995 and $0.25 million in 1994 were recognized as pretax charges to results of operations to cover costs related to the Dowagiac site, including ongoing monitoring for up to 30 years. Ameriwood filed suit against certain parties who might be required to contribute toward cleanup of this site. Settlement agreements were reached with the involved parties and $0.4 million was included in income in 1996.

As of December 31, 1996, the Company has reserves recorded of $1.7 million. The current portion, $0.5 million, is included in other current liabilities and the remainder, $1.2 million, is included in other long-term liabilities. The Company believes any additional costs beyond the amounts recorded will not be material to its financial position or results of operations.

The Company is from time to time also a party to certain other lawsuits and has been threatened with litigation arising out of the normal course of its business. While the ultimate results of these matters cannot be predicted with certainty, the Company believes any resulting liability will not materially affect the financial position or the results of operations of the Company.

CAPITAL RESOURCES AND LIQUIDITY
Net accounts receivable were up $3.3 million at the end of 1996, to $20.7 million, as compared to $17.4 million at the end of 1995. Inventories of $20.6 million at December 31, 1996, were up $3.2 from December 31, 1995 levels. These increases are the result of the increase in furniture sales and orders over the prior year levels. To fund these increases, credit facility borrowings increased to $6.6 million at the end of 1996, up from $2 million at the end of 1995.

Capital expenditures of $3.8 million in 1996 consisted mainly of expenditures for machinery and equipment related to improving manufacturing efficiency and design capabilities. Ameriwood currently anticipates capital expenditures in 1997 will be approximately $4.8 million which will include machinery and equipment purchases at the Company's Ohio and Michigan manufacturing facilities.

Ameriwood, as authorized by the Board of Directors, repurchased 102,300 shares of common stock during 1996, at a cost of $0.6 million to fund the ESOP portion of the Company's ESOP/401(k) plan.

Management believes the Company's present liquidity, combined with cash flow from future operations and the Company's revolving credit agreement, will be adequate to fund operations in 1997. In the event more funds are required, additional long-term borrowings may be a possible alternative for meeting some liquidity and capital resource needs (see Note 3-- Borrowing Arrangements in the accompanying financial statements).


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Immediately following are the report of independent accountants; consolidated balance sheets of Ameriwood Industries International Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996; the notes thereto; and Schedule II--Valuation and Qualifying Accounts.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ameriwood Industries International Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ Coopers & Lybrand L.L.P.
------------------------------
Coopers & Lybrand L.L.P.
Grand Rapids, Michigan
February 7, 1997


CONSOLIDATED BALANCE SHEETS

AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                            December 31
                                                        1996          1995
                                                     -----------   -----------
ASSETS


CURRENT ASSETS:
  Accounts receivable, less allowances
    (1996-$882,100; 1995-$1,055,500)                 $20,721,800   $17,446,300
  Inventories:
    Raw material                                       6,841,400     5,849,900
    Work in process                                    3,380,900     3,629,100
    Finished goods                                    10,389,900     7,944,200
                                                     -----------   -----------
                                                      20,612,200    17,423,200

  Prepaid expenses and other current assets            1,459,400     2,149,500
                                                     -----------   -----------




    Total current assets                              42,793,400    37,019,000


PROPERTY AND EQUIPMENT:
  Land                                                   265,300       231,900
  Buildings and improvements                          13,715,300    13,691,200
  Machinery and equipment                             32,375,700    29,172,000
  Construction in progress                               760,200       305,300
                                                     -----------   -----------
                                                      47,116,500    43,400,400
  Less accumulated depreciation                      (23,558,900)  (20,233,000)
                                                     -----------   -----------
                                                      23,557,600    23,167,400

OTHER ASSETS                                             154,500       178,700
                                                     -----------   -----------
                                                     $66,505,500   $60,365,100
                                                     -----------   -----------
                                                     -----------   -----------


                                                           December 31
                                                       1996          1995
                                                    -----------   -----------
LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                  $ 6,144,500     $4,527,700
  Accrued liabilities-
    Payroll and related benefits                      2,203,500      3,262,800
    Accrued advertising                               2,733,100      2,621,700
    Other current liabilities                         3,271,900      3,260,100
  Current portion of long term debt                     500,000
                                                      -----------  -----------
      Total current liabilities                      14,853,000     13,672,300

LONG-TERM DEBT                                       11,100,000      7,000,000

OTHER LONG-TERM LIABILITIES                           2,584,000      2,482,200

COMMITMENTS AND CONTINGENCIES (Notes 3,5,6)

SHAREHOLDERS' EQUITY:
  Preferred stock, without par value; authorized
    5,000,000 shares; none issued
  Common stock, par value $1; authorized
    20,000,000 shares; 4,246,406 and 4,188,406
    shares issued and outstanding at
    December 31, 1996 and 1995                        4,246,400      4,188,400
  Additional paid-in capital                         20,842,300     20,622,300
  Retained earnings                                  12,879,800     12,399,900
                                                    -----------    -----------
                                                     37,968,500     37,210,600
                                                    -----------    -----------




                                                    $66,505,500    $60,365,100
                                                    -----------    -----------
                                                    -----------    -----------


The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENTS OF OPERATIONS

AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES


                                            Year ended December 31
                                      1996           1995           1994
                                  ------------   ------------   ------------
Net sales                         $114,546,600   $105,997,600   $109,997,300
Cost of sales                       90,539,100     86,762,400     84,301,000
                                  ------------   ------------   ------------
  Gross profit                      24,007,500     19,235,200     25,696,300

Selling, general and
  administrative expenses           21,658,600     20,896,000     19,869,000
Product recall                       1,150,000
Management reorganization                           1,375,000
Environmental remediation (credit)    (350,000)     1,200,000        250,000
                                  ------------   ------------   ------------
                                    22,458,600     23,471,000     20,119,000
                                  ------------   ------------   ------------




  Operating income (loss)            1,548,900     (4,235,800)     5,577,300

Other expense (income):
  Shareholder litigation and
    settlements, net                   362,000                    (3,707,500)
  Gain on sale of note, net                                       (3,671,000)
  Interest expense                     503,700        337,800        169,500
  Interest income                       (2,900)       (12,700)      (553,600)
  Other, net                               500        250,200         72,100
                                  ------------   ------------   ------------
                                       863,300        575,300     (7,690,500)
                                  ------------   ------------   ------------
Income (loss) before income taxes      685,600     (4,811,100)    13,267,800

Income taxes (benefit)                 205,700     (1,443,400)     4,642,800
                                  ------------   ------------   ------------
  NET INCOME (LOSS)               $    479,900    $(3,367,700)    $8,625,000
                                  ------------   ------------   ------------
                                  ------------   ------------   ------------

Earnings (loss) per common share        $ 0.11         $(0.80)        $ 2.02
                                  ------------   ------------   ------------
                                  ------------   ------------   ------------


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES


                                                                   Total
                                         Additional                Share-
                             Common      Paid-in      Retained     holders'
                             Stock       Capital      Earnings     Equity
                             ----------  -----------  -----------  -----------
BALANCES JANUARY 1, 1994     $4,185,100  $20,589,300  $ 7,142,600  $31,917,000

Issued 2,600 shares
  under stock option plans        2,600       22,500                    25,100
Issued 698 shares for
  payment of class
  action settlement                 700       10,500                    11,200
Net income                                              8,625,000    8,625,000
                             ----------  -----------  -----------  -----------
BALANCES DECEMBER 31, 1994    4,188,400   20,622,300   15,767,600   40,578,300

Net loss                                               (3,367,700)  (3,367,700)
                             ----------  -----------  -----------  -----------
BALANCES DECEMBER 31, 1995    4,188,400   20,622,300   12,399,900   37,210,600

Issued 58,000 shares
  under stock option plans       58,000      220,000                   278,000
Net income                                                479,900      479,900
                             ----------  -----------  -----------  -----------
BALANCES DECEMBER 31, 1996   $4,246,400  $20,842,300  $12,879,800  $37,968,500
                             ----------  -----------  -----------  -----------
                             ----------  -----------  -----------  -----------


The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS

AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES


                                                     Year ended December 31
                                                   1996        1995         1994
                                               -----------  ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                             $   479,900 $(3,367,700)  $8,625,000
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                   3,483,600   3,337,200    2,778,800
  Provision for doubtful accounts                  454,000   1,016,000      135,800
  Provision for environmental remediation                    1,200,000      250,000
  Provision for management reorganization                    1,375,000
 Deferred income taxes                            544,900    (973,400)      119,000
  Gain on sale of note receivable                                        (3,671,000)
  Changes in operating assets and liabilities:




   Accounts receivable                          (3,729,500)  2,204,700   (4,878,600)
   Inventories                                  (3,189,000)     52,700   (3,070,800)
   Accounts payable                              1,616,700    (486,600)   1,082,400
   Other current assets  and
     and liabilities, excluding debt              (711,500) (1,613,900)   1,354,900
                                               -----------  ----------   ----------
 Net cash provided by (used in)
  operating activities                          (1,050,900)  2,744,000    2,725,500

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of note receivable
3,750,000
 Purchases of property and equipment            (3,840,400) (2,432,700)  (8,929,000)
 Other                                              13,300     (11,300)     117,200
                                               -----------  -----------   ---------
 Net cash (used in) investing activities        (3,827,100) (2,444,000)  (5,061,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from revolving credit agreement        8,700,000   2,150,000   14,900,000
 Payments on revolving credit agreement         (4,100,000) (2,450,000) (12,600,000)
 Issuance of common stock                          278,000                   36,300
                                               -----------  -----------   ---------
 Net cash provided by (used in)
  financing activities                           4,878,000    (300,000)   2,336,300
                                               -----------  -----------   ---------
NET DECREASE IN CASH AND EQUIVALENTS                     0           0            0
CASH AND EQUIVALENTS BEGINNING OF YEAR                   0           0            0
                                               -----------  -----------   ---------
CASH AND EQUIVALENTS END OF YEAR               $         0  $        0   $        0
                                               -----------  -----------   ---------
                                               -----------  -----------   ---------


The accompanying notes are an integral part of these statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 1--THE COMPANY AND OTHER INFORMATION
Ameriwood Industries International Corporation ("Ameriwood" or the "Company") operates in the wood products industry manufacturing unassembled furniture which is sold to retailers for resale to consumers, stereo speaker cabinets and fully assembled speaker units for wholesale and consumer markets, and various laminated products which it supplies to other manufacturers. In view of the nature of its products and the production process, management believes the Company's business constitutes a single industry segment.

In 1996 and 1995 no single customer accounted for 10% or more of consolidated net sales. As of December 31, 1996 and 1995, approximately 95% and 84% of the company's accounts receivable were from customers in the retail industry, which includes office superstores, mass merchandisers, discount retail chains, and home centers. Product design and development costs are expensed as incurred and were $642,200 in 1996, $546,700 in 1995, and $636,000 in 1994.

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

Property and Equipment: Property and equipment are recorded at cost and include expenditures for major renewals and betterments. Maintenance and repairs that do not extend the lives of the assets are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated depreciable lives are: buildings and improvements 5 to 30 years; machinery and equipment 4 to 10 years.

Revenue Recognition:  Revenue is recognized when products are shipped  and
invoiced  to  customers.   Provisions are made for  doubtful  receivables,
discounts, returns and allowances.

Advertising Costs: Cooperative advertising costs associated with customer support programs are accrued when the related revenues are recognized. Advertising costs expensed were $4.1 million in 1996, $3.2 million in 1995, and $3.5 million in 1994.

Income Taxes: The provision for income taxes is based on income reported in the financial statements. Deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of assets and liabilities.

Per Share Data: Earnings per share are computed based on the weighted average shares of common stock and equivalents (stock options) outstanding during each year. The weighted average shares of common stock and common stock equivalents outstanding were 4,255,300 in 1996, 4,208,500 in 1995, and 4,259,400 in 1994.

Reclassifications: Beginning in the fourth quarter of 1996, certain allowances, relating to customer advertising and freight which previously were classified as a reduction to gross sales, have been reclassified to selling, general, and administrative expenses. These allowances amounted to $6.3 million in 1996, $5.2 million in 1995, and $4.9 million in 1994. The reclassification has been made to the prior years' consolidated financial statements to conform with the 1996 presentation.

Financial Instruments: The carrying values of financial instruments classified in the balance sheet as current assets and liabilities
approximate   fair  values.   The  carrying  amount  of   long-term   debt
approximates fair value as the floating rates applicable to these borrowings reflect changes in overall market interest rates.


NOTE 3--BORROWING ARRANGEMENTS
At December 31, 1996, the Company's borrowings under a $15.0 million unsecured bank revolving credit agreement totaled $6.6 million, bearing interest at a weighted average of 6.61%. The agreement expires on July 15, 1999; however, the Company, on an annual basis, may request up to two extensions of the expiration date for an additional twelve months, subject to approval by the bank. The credit agreement requires the Company to comply with certain restrictive covenants which, among other things, include maintaining certain financial ratios and a minimum level of tangible net worth. At December 31, 1996, the Company was in compliance with restrictive covenants contained in the credit agreement. Borrowings under the credit agreement bear interest, at the Company's option, at LIBOR plus 50 to 100 basis points, or the greater of (a) the bank's prime rate or (b) an average of the rates at which selected federal funds brokers offer to sell federal funds to the bank plus 50 basis points. The Company is required to pay a commitment fee of 1/4% per annum on the unused portion of the credit agreement.

The Company previously classified outstanding borrowings under its revolving credit facility as a current obligation on its balance sheet. Beginning with June 30, 1996, such borrowings have been more appropriately classified as long-term. The amount outstanding at December 31, 1995 has been reclassified to conform with this presentation.

Debt  at  December  31,  1996 and 1995 included  $5  million  in  Michigan
Strategic Fund Industrial Development Revenue Bonds, with a variable interest rate based on the market rate for similar bonds (4.2% at December 31, 1996). At December 31, 1996, $4.5 million is classified as long term debt, and $500,000 is classified as the current portion of long term debt. The bonds are due in November 2006 and require annual principal payments of $500,000 beginning November 1997. The Company's Michigan facility and related equipment are pledged as collateral for the bonds. A letter of credit for approximately $5.2 million with a 1% fee charged annually on the face amount, is also collateralizing the bonds. The letter of credit expires on January 13, 1998 and is secured by the Company's Michigan facility, including certain related equipment. Covenants under the letter of credit are the same as those relating to the revolving credit facility

The Company made cash payments for interest on all borrowing arrangements in the amounts of $482,000 in 1996 (net of capitalized interest of $29,000), $356,200 in 1995 (net of capitalized interest of $72,000), and $137,900 in 1994 (net of capitalized interest of $145,000).


NOTE 4--INCOME TAXES
The provision for income taxes consisted of the following:

                                           1996          1995         1994
                                        -----------   -----------   -----------
  Current-Federal                       $  (322,300)  $  (505,100)  $ 4,025,900
          State and local                   (16,900)       35,100       497,900
  Deferred                                  544,900      (973,400)      119,000
                                        -----------   -----------   -----------




                                        $   205,700   $(1,443,400)  $ 4,642,800
                                        -----------   -----------   -----------
                                        -----------   -----------   -----------


A reconciliation of total income tax expense (benefit) and the amount computed by applying statutory federal income tax rates to pretax income
(loss) follows:


                                           1996          1995           1994
                                        -----------   -----------   -----------
  Income tax expense (benefit) at
    statutory rates                     $   233,100   $(1,635,800)  $ 4,543,700
  State and local income taxes net of
    federal tax reduction                    11,200        23,200       323,600
  Decrease in deferred tax asset
    valuation allowance                                                (272,100)
  Other                                     (38,600)      169,200        47,600
                                        -----------   -----------   -----------
                                        $   205,700   $(1,443,400)  $ 4,642,800
                                        -----------   -----------   -----------
                                        -----------   -----------   -----------

Major components of deferred tax assets and liabilities at December 31:


                                                        1996            1995
                                                     -----------    -----------
Assets:
  Environmental accruals                             $   611,100    $   850,400
  Inventory reserves                                     781,600        574,900
  Employee benefits                                      342,100        909,300
  Accounts receivable reserves                           455,800        614,800
  Other accrued liabilities                              369,000        220,500
                                                     -----------    -----------
                                                       2,559,600      3,169,900
Liabilities:
  Depreciation                                        (1,402,100)    (1,329,400)




  Prepaid expenses & other                            (2,006,200)    (2,144,300)
                                                     -----------    -----------
                                                      (3,408,300)    (3,473,700)
                                                     -----------    -----------
Net Deferred Tax Liability                           $  (848,700)   $  (303,800)
                                                     -----------    -----------
                                                     -----------    -----------
Reported in balance sheet:
  Other current assets                               $   535,300    $   978,400
  Other long-term liabilities                         (1,384,000)    (1,282,200)
                                                     -----------    -----------
Net Deferred Tax Liability                           $  (848,700)   $  (303,800)
                                                     -----------    -----------
                                                     -----------    -----------

Income taxes of $1,000,900 were refunded to the Company in 1996. Cash expended for income taxes amounted to $1,231,500 in 1995, and $3,513,700 in 1994.

NOTE 5--LEASES
The Company and its subsidiaries have entered into various operating leases for facilities and equipment. Future minimum rental payments required under lease obligations that have initial or remaining noncancelable lease terms in excess of one year are $242,000 in 1997, $227,500 in 1998, $208,200 in 1999, $189,200 in 2000, $113,000 in 2001,
and $50,900 thereafter.

Total rent expense charged against income was $903,100 in 1996, $987,600 in 1995, and $940,000 in 1994.

NOTE 6--CONTINGENCIES
During 1989, the Company discovered environmental contamination at its facility in Dowagiac, Michigan, which was reported to the appropriate state environmental agency. A remedial investigation and feasibility study (RI/FS), including final estimates of costs necessary to remediate the site, was completed in 1996 by an independent consulting engineering firm The RI/FS report is undergoing review by the State of Michigan. Based on the opinion of the independent engineering firm and legal counsel, the Company believes it will receive a favorable ruling.

It is the Company's policy to accrue environmental cleanup costs if it is probable that a liability has been incurred and an amount is reasonably estimable. Costs of $1.2 million in 1995 and $0.25 million in 1994 were recognized on an undiscounted basis as pretax charges to results of operations to cover future costs related to the Dowagiac site, including ongoing monitoring for up to 30 years. Ameriwood filed suit against certain parties who might be required to contribute toward cleanup of this site. Settlement agreements were reached with the involved parties and $350,000 was included in income in 1996.

As of December 31, 1996, the Company has reserves recorded of $1.7 million. The current portion, $0.5 million, is included in other current liabilities and the remainder, $1.2 million, is included in other long-term liabilities. The Company believes any additional costs beyond the amounts recorded will not be material to the its financial position or results of operations.

The Company is from time to time also a party to certain other lawsuits and has been threatened with litigation arising out of the normal course of its business. While the ultimate results of these matters cannot be predicted with certainty, the Company believes any resulting liability will not materially affect the financial position or the results of operations of the Company

NOTE 7--PRODUCT RECALL
In October 1996, management discovered that an imported futon cushion may not have met applicable U.S. standards. The distribution of this product was limited to a small number of customers and confined primarily to two discount retailers with stores in the northeastern United States. The Company immediately took steps to notify its customers and suspend distribution of this product. The involved futon cushions are being replaced with cushions meeting the Company's high quality standards. In the fourth quarter of 1996, the Company recorded a nonrecurring pretax charge of $1.15 million, or $.19 per share, for costs associated with this matter.

NOTE 8--MANAGEMENT REORGANIZATION
In December 1995, the Company initiated a management reorganization plan for the purpose of eliminating layers of management and redundant staffing in order to lower fixed costs. The plan included termination of certain management employees. Accordingly, the Company accrued $1.4 million at December 31, 1995 to provide for negotiated severance and other termination benefits for these employees. The plan was substantially completed by June 30, 1996.

NOTE 9--STOCK OPTIONS
The Company has one active employee stock option plan, the 1993 Stock Incentive Plan. This Plan permits the issuance of options, stock appreciation rights (SARs), limited SARs, restricted stock, and other stock-based awards to selected executives and key employees of the Company. The plan reserved 300,000 shares of common stock for grant and provides that the term of each award be determined by a committee of the Board of Directors (the "Committee") charged with administering the plan. Under the terms of the plan, options granted may be either nonqualified or incentive stock options. SARs and limited SARs granted in tandem with an option shall be exerciseable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. Options granted during 1996 and prior years become exerciseable immediately and expire ten years after the date of grant. At December 31, 1996, 213,000 shares were available for granting under the plan and a total of 79,000 shares were outstanding and exerciseable.

Upon the exercise of SARs, the employee renders the unexercised related option and receives a cash payment equal to the excess of the fair market value at the time of exercise over the price of the related option. During 1996, stock appreciation rights on 40,000 shares were granted and 20,000 shares were exercised resulting in 20,000 stock appreciation rights outstanding at December 31, 1996. The compensation cost associated with these stock appreciation rights that has been charged against income in 1996 was $117,500. There were no stock appreciation rights granted in 1995 or 1994.

Also active is the 1995 Non-Employee Director Stock Option Plan. The number of options granted annually is fixed by the plan. Options become fully exerciseable on the third anniversary of their respective grant date and expire six years after the date of grant. The total number of shares to be issued under this plan may not exceed 100,000 shares. At December 31, 1996, 60,000 shares were available for grant under the plan and a total of 40,000 options were outstanding, but, due to vesting requirements were not exerciseable.

Although no longer active, the Company has two additional employee stock option plans, the 1983 Plan and 1984 Plan, which still have 46,300 options outstanding and exerciseable as of December 31, 1996. Also no longer active, the 1992 Non-Employee Directors' Stock Option Plan provided one-time grants of 20,000 shares of common stock to directors at the time they were elected. At December 31, 1996, 80,000 shares were outstanding under the 1992 Plan, but due to vesting requirements, only 60,000 shares were exercisable. Also, At December 31, 1996, options to purchase 20,000 shares of the Company's common stock remain outstanding and exerciseable due to a 1991 grant to a Director.

The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, since all options are granted at a fixed price not less than the fair market value of the Company's common stock on the date of grant, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock based plans been determined based on the fair value at the 1996 and 1995 grant dates for awards under those plans consistent with the method of FASB Statement of Accounting Standards No. 123, Accounting for Stock Based Compensation, the Company's net income (loss) (in thousands) and earnings
(loss) per share would have been reduced to the pro forma amounts indicated below:

                                                1996           1995
                                             ---------     -----------
Net Income (Loss)            As Reported     $ 479,900     $(3,367,700)
                             Pro Forma         340,700      (3,588,300)
Earnings (Loss) Per Share    As Reported         $0.11         $ (0.80)
                             Pro Forma             .08           (0.85)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1996 and 1995, respectively: risk free interest rates of 5.2%, and 7.0%; no dividend yield for each year; expected lives of 5 years; and volatility of 35% for each year. Option valuation models, like the Black-Scholes model, require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Summary of the status of the Company's stock option plans as of December
31:


                                      1996              1995             1994
                                ----------------   --------------   ---------------
Outstanding at January 1         366,550  $ 9.12   304,534  $9.33   257,834  $ 7.57
  Granted                         70,000    4.63    87,000   8.34    52,950   18.13




  Exercised                      (58,000)   4.79                     (2,600)   9.66
  Forfeited                     (113,300)  11.58   (24,984)  8.97    (3,650)  12.09
                                --------           -------          --------
Outstanding at December 31       265,250           366,550          304,534
                                --------           -------          --------
                                --------           -------          --------
Exercisable at December 31       205,250           326,550           236,568
                                --------           -------          --------
                                --------           -------          --------
Weighted average fair value of
 options granted during year       $1.84             $3.86
                                   -----             -----
                                   -----             -----


Following is a summary of the outstanding stock options as of December 31, 1996:


                        Options Outstanding              Options Exercisable
                -----------------------------------    -----------------------
                            Weighted
                            Average        Weighted                   Weighted
Range of        Number      Remaining      Average                    Average
Exercise        Out-        Contractual    Exercise    Number         Exercise
Prices          Standing    Life           Price       Exercisable    Price
-------------   --------    -----------    --------    -----------    --------
$3.75 -$ 4.00     62,000      7.5          $ 3.92        62,000       $ 3.92
 6.19 -  8.88    164,000      4.5            7.73       104,000         8.03
 9.50 - 11.38     19,300      2.0           10.58        19,300        10.58
   18.13          19,950      4.7           18.13        19,950        18.13
                --------                               --------
                 265,250      5.0            7.81       205,250         7.99
                --------                               --------
                --------                               --------


NOTE 10--EMPLOYEE BENEFIT PLANS

The Company maintains an employee stock ownership (ESOP) and savings plan which covers substantially all employees. The ESOP component of the plan is entirely funded by Company contributions. The Company's annual ESOP contribution is the greater of 10% of "net profits" or 3% of "qualified wages", as defined by the plan. Employees vest in the Company ESOP contributions over a five-year period. At December 31, 1996, the ESOP held 797,000 shares of Ameriwood common stock. Of those shares held, 787,900 shares were allocated to the accounts of plan participants. All shares held by the ESOP are issued and outstanding shares of the Company and have been included in calculating earnings per share. The amount of ESOP compensation expense recognized was $569,300 in 1996, $520,900 in 1995, and $1,084,400 in 1994.

The savings component of the plan allows participants to make voluntary contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company matches such contributions up to a maximum of 4% of employee compensation. Employees vest immediately in their own contribution and vest in Company contributions over a five-year period. The expense for Ameriwood's 401(k) match totaled $565,300 in 1996, $523,400 in 1995, and $525,700 in 1994.

NOTE 11--COMMON STOCK PURCHASE RIGHTS
Under the terms of the Rights Agreement, dated as of April 4, 1996, between the Company and Harris Trust and Savings Bank, as Rights Agent, each outstanding share of Ameriwood common stock currently carries with it one Right to purchase one additional share of common stock at an exercise price of $80, subject to adjustment as provided in the agreement. The Rights are not currently exercisable, but would become exercisable if a person or group acquired 20% or more (or commenced a tender offer to acquire 20% or more) of the shares of common stock then outstanding. In the event a person or group acquires 20% or more of the shares of the Company's common stock then outstanding, each Right (except for Rights owned by a person or group or certain successors in interest, which would have become null and void) would entitle the holder to purchase, for the exercise price then in effect, shares of the Company's common stock (or, in some cases, of the other party to a relevant acquisition transaction) having a market value equal to twice the exercise price.

The Company may redeem the Rights at a price of $0.005 per Right. The Rights have no voting or dividend privileges and, until such time, if ever, as the Rights first become exercisable and separate Rights certificates are distributed (the "Distribution Date"), will be attached to and trade only with the common stock. Unless earlier exercised or redeemed, the Rights will expire on May 20, 2006. Prior to redemption, expiration, or occurrence of the Distribution Date, any additional shares of common stock issued by Ameriwood will also carry Rights.

NOTE 12--SALE OF NOTE RECEIVABLE
In a 1989 transaction involving the sale of two former subsidiaries, the Company received $3.8 million face value of the buyer's cumulative convertible preferred stock. In December 1991, the Company converted the preferred stock to an unsecured junior subordinated promissory note of $4.5 million, which included a 20% conversion premium, due December 15, 1994, with interest payable quarterly at 12.5%. The note became due and payable in full when a required quarterly interest payment was not received in September 1994. The junior subordinated note and interest receivable was sold to an unrelated third party for $3.7 million, net of interest receivable and pertinent legal and professional costs, in December 1994.

NOTE 13--SHAREHOLDER LITIGATION AND SETTLEMENTS
During 1992, the Company settled legal actions brought against it and certain co-defendants by Atlantis Group, Inc. ("Atlantis"), formerly a substantial Ameriwood shareholder, and by shareholders included in a class action. Expenses associated with that litigation totaled $15.6 million in 1991 and $2 million in 1990. In addition, the Company repurchased all 996,200 shares of Ameriwood stock held by Atlantis for $7.5 million based on a fair market value of $7.50 per share.

During the third quarter of 1994, Ameriwood received $3.7 million, net of ESOP expense, which settled all claims against its former insurance carrier for directors and officers liability coverage. The settlement was for reimbursement of covered expenses incurred related to the securities lawsuits.

In 1995, the Company filed a complaint against Arthur Andersen L.L.P., the Company's former auditors, claiming that the Company's exposure to liability in the securities lawsuits was the result of Andersen's malfeasance while performing auditing and other services for the Company from 1986 through 1990. The complaint asserts claims for professional malpractice, breach of contract, and contribution under the federal securities laws.

Andersen has denied liability in the matter and filed a counterclaim which seeks recovery of Andersen's own costs incurred in the same prior lawsuits which Andersen was also named as a defendant. Andersen alleges that any problems with the Company's financial statements audited by Andersen arose from failures by persons then employed by the Company to provide Andersen with accurate, complete, and/or timely information, which injured Andersen by embroiling it in the Atlantis and related litigation. Andersen seeks to recover $4.4 million for the amounts it paid to settle the prior lawsuits, and an additional $3.7 million for its attorneys' fees and other defense costs associated with that litigation. Based on advice of legal counsel, the Company believes that Andersen's claims are precluded by a Bar Order entered by the Court when it approved the underlying settlements.

The Company recognized a pretax charge to results of operations of $0.4 million in 1996 and $0.5 million in 1994 for estimated legal fees related to this matter. The Company is vigorously pursuing its claims against Andersen and aggressively defending against Andersen's counterclaim in this proceeding. A jury trial on all of these claims is scheduled to commence on April 8, 1997.

While the ultimate result of this matter cannot be predicted with certainty, based on the advice of counsel, management believes that (1) a favorable outcome with respect to the claim is likely and, (2) the Company has a complete defense to the counterclaim and that any resulting liability from the counterclaim will not materially affect the financial position of the Company. The ultimate resolution of the Andersen matter could, however, have a material effect on quarterly or annual operating results when resolved in a future period.

NOTE 14--QUARTERLY FINANCIAL DATA (UNAUDITED)


Earnings
                                                        Net Income    (Loss)
                         Net Sales*     Gross Profit*   (Loss)        Per Share
                         ------------   ------------   ------------   ---------
1996  First quarter      $ 27,913,000   $ 5,403,200    $    66,400    $  .02
      Second quarter       23,652,900     4,758,400         41,300       .01
      Third quarter        31,661,100     6,586,300        524,800       .12
      Fourth quarter       31,319,600     7,259,600       (152,600)     (.04)
                         ------------   -----------    ------------   ------
                         $114,546,600   $24,007,500    $   479,900    $  .11
                         ------------   -----------    ------------   ------
                         ------------   -----------    ------------   ------

1995  First quarter      $ 27,195,900   $ 5,414,100    $    44,000    $  .01
      Second quarter       24,641,800     4,324,100       (227,600)     (.05)
      Third quarter        27,375,100     4,748,100       (689,700)     (.16)
      Fourth quarter       26,784,800     4,748,900     (2,494,400)     (.60)
                         ------------   -----------    ------------   ------




                         $105,997,600   $19,235,200    $(3,367,700)   $ (.80)
                         ------------   -----------    ------------   ------
                         ------------   -----------    ------------   ------


*Reclassified certain costs to conform with classifications adopted in 1996 (see Note 2--Summary of Accounting Policies in the accompanying financial statements).

In the fourth quarter of 1996, pretax charges for (1) product recall costs decreased net income by $1.15 million, or $0.19 per share, and (2) for legal fees related to the Arthur Andersen litigation of $0.4 million, or
$0.06 per share. The Company also recorded a recovery related to an environmental remediation matter during the quarter which increased pretax income by $0.4 million, or $0.06 per share.

In the fourth quarter of 1995 a pretax charge for management reorganization increased the net loss by approximately $1.4 million, or $0.23 per share, and estimated costs to complete environmental remediation increased the pretax net loss by approximately $1.2 million, or $0.20 per share.

During the third quarter of 1995, charges for bad debts related to bankruptcy filings of certain customers increased the pretax net loss by $774,000, or $.13 per share.

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES


                                              ADDITIONS
                                  BEGINNING   CHARGED TO              END OF
                                  OF YEAR     COSTS AND   DEDUCTIONS  YEAR
CLASSIFICATION                    BALANCE     EXPENSES     (a)        BALANCE
--------------------------------------------------------------------------------
Year ended December 31, 1996
 Deducted from asset accounts:
 Allowance for doubtful accounts  $  752,500  $  418,000  $(548,200)  $  622,300




 Allowance for returns               303,000      36,000    (79,200)     259,800
                                  ----------  ----------  ---------   ----------
                                  $1,055,500  $  454,000  $(627,400)  $  882,100
                                  ----------  ----------  ---------   ----------
                                  ----------  ----------  ---------   ----------

Year ended December 31, 1995
 Deducted from asset accounts:
 Allowance for doubtful accounts  $  496,300  $1,016,000  $(759,800)  $  752,500
 Allowance for returns               118,000     185,000                 303,000
                                  ----------  ----------  ---------   ----------
                                  $  614,300  $1,201,000  $(759,800)  $1,055,500
                                  ----------  ----------  ---------   ----------
                                  ----------  ----------  ---------   ----------

Year ended December 31, 1994
 Deducted from asset accounts:
 Allowance for doubtful accounts  $  316,100  $  135,800  $ 44,400    $  496,300
 Allowance for returns               220,000              (102,000)      118,000
                                  ----------  ----------  --------    ----------
                                  $  536,100  $  135,800  $(57,600)   $  614,300
                                  ----------  ----------  ---------   ----------
                                  ----------  ----------  ---------   ----------

 (a)  Uncollectible accounts written off, net of recoveries.


ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE.

Not applicable.


PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required to be furnished by Items 401 and 405 of Regulation S-K is included in the Company's definitive Proxy Statement for its 1997 annual meeting of shareholders filed with the Securities and Exchange Commission (the "1997 Proxy Statement") and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

The information required to be furnished by paragraphs of Item 402 of Regulation S-K is included in the 1997 Proxy Statement and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required to be furnished by Item 403 of Regulation S-K is included in the 1997 Proxy Statement and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be furnished by Item 404 of Regulation S-K is included in the 1997 Proxy Statement and is incorporated herein by reference.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements. The following financial statements, all of which are set forth in Item 8, are filed as a part of this report:

  Report of Independent Accountants
  Consolidated Balance Sheets as of December 31, 1996, 1995
  Consolidated Statements of Operations years ended December 31, 1996,
    1995, 1994
  Consolidated Statements of Shareholders' Equity years ended December 31,
    1996, 1995, 1994
  Consolidated Statements of Cash Flows years ended December 31, 1996,
    1995, 1994
  Notes to Consolidated Financial Statements

(a)  2.  Financial Statement Schedule.  The following financial statement schedule is set forth in Item 8 and is filed as a part of this report:

Schedule II--Valuation and Qualifying Accounts for the years ended December 31, 1996, 1995 and 1994

(a) 3. Exhibits. Reference is made to the Exhibit Index starting on page 28 of this Form 10-K report.

(b) 1. Reports on Form 8-K. No reports on Form 8-K were filed by the registrant during the quarter ended December 31, 1996.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Ameriwood Industries International
                                     Corporation

March 20, 1997                       By /s/ Craig G. Wassenaar
                                     -------------------------
                                     Vice President and Chief Financial
                                     Officer


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


March 20, 1997                       /s/ Charles R. Foley
                                     -------------------------------------
                                     Charles R. Foley
                                     President and Chief Executive Officer

                                     (Principal Executive Officer)

March 20, 1997                       /s/ Craig G. Wassenaar
                                     -------------------------------------
                                     Craig G. Wassenaar
                                     Vice President and Chief Financial
                                     Officer
                                     (Principal Financial and Accounting
                                     Officer)

March 20, 1997                       /s/ Neil L. Diver
                                     -------------------------------------
                                     Neil L. Diver
                                     Board Chairman

March 20, 1997                        /s/ Kevin K. Coyne
                                     -------------------------------------
                                     Kevin K. Coyne
                                     Director

March 20, 1997                       /s/ Richard J. Pigott
                                     -------------------------------------
                                     Richard J. Pigott
                                     Director

March 20, 1997                       /s/ Edwin Wachtel
                                     -------------------------------------
                                     Edwin Wachtel
                                     Director


                                   EXHIBIT INDEX
------------------------------------------------------------------------------

3(a)   Restated Articles of Incorporation, as amended June 24, 1993 (filed as exhibit to Form 10-K for the year ended December 31, 1993 and incorporated by reference)

3(b)   Bylaws,  as amended through January 28, 1996 (filed as  exhibit  to
Form 10-K for the year ended December 31, 1995 and incorporated by reference)

4(a) Indenture of Trust relating to $5,000,000 Michigan Strategic Fund Industrial Development Revenue Bonds due in 2006, and related Loan Agreement, Letter of Credit Agreement, Mortgage and Security Agreement and Irrevocable Transferable Letter of Credit (filed as exhibits to Form 10-K for the year ended December 31, 1989 and incorporated by reference)

4(b) Second Amendment, dated June 19, 1992, to Letter of Credit with Harris Trust and Savings Bank, dated November 1, 1986 (filed as exhibit to Form 10-Q for the quarter ended June 30, 1992 and incorporated by reference)

4(c) Third Amendment, dated January 13, 1995, to Letter of Credit with Harris Trust and Savings Bank, dated November 1, 1986 (filed as exhibit to Form 10-K for the year ended December 31, 1994 and incorporated by reference)

4(d)   Letter  of  Credit Agreement Waiver with Harris Trust  and  Savings
Bank, dated February 27, 1996 (filed as exhibit to Form 10-K for the year ended December 31, 1995 and incorporated by reference)

4(e) Fourth Amendment, dated August 2, 1996, to Letter of Credit with Harris Trust and Savings Bank, dated November 1, 1986 (filed as exhibit to Form 10-Q for the quarter ended June 30, 1996 and incorporated by reference)

4(f)   Credit Agreement with Harris Trust and Savings Bank and  The  First
National Bank of Chicago, dated January 13, 1995 (filed as exhibit to Form 10-K for the year ended December 31, 1994 and incorporated by reference)

4(g) First Amendment to Credit Agreement and Waiver with Harris Trust and Savings Bank, dated February 27, 1996 (filed as exhibit to Form 10-K for the year ended December 31, 1995 and incorporated by reference)

4(h)   Second Amendment to Credit Agreement with Harris Trust and  Savings
Bank, dated August 2, 1996 (filed as exhibit to Form 10-Q for the quarter ended June 30, 1996 and incorporated by reference)

4(i)    Ameriwood  Industries  International  Corporation   common   stock
certificate specimen (filed as exhibit to Form 10-Q for the quarter ended March 31, 1993 and incorporated by reference)

4(j) Rights Agreement, dated April 4, 1996, between Ameriwood Industries International Corporation and Harris Trust and Savings Bank, as Rights Agent (filed as exhibit to Form 10-Q for the quarter ended June 30, 1996 and incorporated by reference)

The following material contracts identified with "*" are agreements or compensation plans with or relating to executive officers, directors or related parties.

*10(a) 1984 Incentive Stock Option Plan, as amended (filed as exhibit to Form 10-K for the year ended December 31, 1990 and incorporated by reference)


                                  EXHIBIT INDEX
--------------------------------------------------------------------------

*10(b) Ameriwood Industries 1993 Stock Incentive Plan (filed as Exhibit A to the definitive proxy statement dated May 10, 1993 relating to the Company's 1993 annual meeting incorporated by reference)

*10(c) Ameriwood Industries 1992 Non-Employee Directors' Stock Option Plan (filed as Exhibit A to the definitive proxy statement dated June 26, 1992 relating to the Company's 1992 annual meeting and incorporated by reference)

*10(d) Ameriwood Industries 1995 Non-Employee Directors' Stock Option Plan (filed as Exhibit A to the definitive proxy statement dated April 12, 1995 relating to the Company's 1995 annual meeting and incorporated by reference)

*10(e)   Form of Stock Option Agreement dated February 14, 1991 with  Neil
L. Diver (filed as exhibit to Form 10-K for the year ended December 31, 1990 and incorporated by reference)

*10(f)   Rospatch Corporation Annual Incentive Plan (filed as  exhibit  to
Form  10-K  for  the  year ended December 31, 1990  and  incorporated   by
reference)

*10(g)    Description   of   non-employee   directors   consultation   fee
arrangements (filed as exhibit to Form 10-K for the year ended December 31, 1992 and incorporated by reference)

*10(h)   Form  of Indemnity Agreement entered into between the  registrant and certain executive officers and directors (filed as exhibit to Form 10-K for the year ended December 31, 1994 and incorporated by reference)

*10(i)   Form  of Management Retention Agreement entered into between  the registrant and certain executive officers (filed as exhibit to Form 10-K for the year ended December 31, 1992 and incorporated by reference)

*10(j) Form of Variable Life Policy for certain executive officers of the registrant (filed as exhibit to Form 10-K for the year ended December 31, 1993 and incorporated by reference)

*10(k) Form of Split-Dollar Life Insurance Agreement entered into between the registrant and certain executive officers (filed as exhibit to Form 10-K for the year ended December 31, 1993 and incorporated by reference)

*10(l)   Form of Collateral Assignment Agreement entered into between  the registrant and certain executive officers (filed as exhibit to Form 10-K for the year ended December 31, 1993 and incorporated by reference)

*10(m) Form of Severance Compensation Agreement entered into between the registrant and certain executive officers (filed as exhibit to Form 10-K for the year ended December 31, 1993 and incorporated by reference)

*10(n)   Employment Agreement dated April 20, 1990 with Joseph J.  Miglore
(filed  as exhibit to Form 10-K for the year ended December 31, 1990   and
incorporated  by reference)

*10(o) Addendum To Miglore Employment Agreement (filed as exhibit to Form 10-K for the year ended December 31, 1992 and incorporated by reference)


                                  EXHIBIT INDEX
--------------------------------------------------------------------------

*10(p)   Management  Retention Agreement dated as  of  November  20,  1992 between the registrant and Joseph J. Miglore (filed as exhibit to Form 10-K for the year ended December 31, 1992 and incorporated by reference)

*10(q) Mutual Termination and Benefits Agreement dated as of January 18, 1996 between the registrant and Joseph J. Miglore (filed as exhibit to Form 10-K for the year ended December 31, 1995 and incorporated by reference)

*10(r) Letter agreement regarding duties as Interim President and CEO dated February 22, 1996 between the registrant and Charles R. Foley (filed as exhibit to Form 10-K for the year ended December 31, 1995 and incorporated by reference)

*10(s)   Severance Agreement dated April 10, 1996 between  the  registrant and James Meier (filed as exhibit to Form 10-Q for the quarter ended June 30, 1996 and incorporated by reference)

21      Subsidiaries of the Registrant

23      Consent of Coopers & Lybrand L.L.P.

27      Financial Data Schedule