Form 10-Q
period 1997-03-31
AMERIWOOD INDUSTRIES INTERNATIONAL CORP
filed 1997-05-15
CIK 774487

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                     FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended MARCH 31, 1997, OR


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


The number of shares outstanding of registrant's common stock, par value $1.00 per share, at April 30, 1997 was 4,259,406 shares.

PART I.  FINANCIAL INFORMATION, ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                      March 31,    December 31,
                                                        1997           1996
                                                    -----------    -----------
                                                    (Unaudited)
CURRENT ASSETS:
  Accounts receivable, less allowances              $15,374,200    $20,721,800

  Inventories:  Raw Materials                         6,700,100      6,841,400
                Work in Process                       3,145,000      3,380,900
                Finished Goods                       11,210,300     10,389,900
                                                    -----------    -----------
                                                     21,055,400     20,612,200

  Prepaid expenses and other current assets           8,771,200      1,459,400
                                                    -----------    -----------
    Total current assets                             45,200,800     42,793,400

PROPERTY AND EQUIPMENT:
  Land                                                  265,300        265,300
  Buildings and improvements                         13,754,100     13,715,300
  Machinery and equipment                            32,763,000     32,375,700
  Construction in progress                              675,500        760,200
                                                    -----------    -----------
                                                     47,457,900     47,116,500
  Less accumulated depreciation                     (24,487,400)   (23,558,900)
                                                    -----------    -----------
                                                     22,970,500     23,557,600

OTHER ASSETS                                            148,500        154,500
                                                    -----------    -----------
                                                    $68,319,800    $66,505,500
                                                    ===========    ===========
CURRENT LIABILITIES:
  Accounts payable                                  $ 4,810,700    $ 6,144,500
  Payroll and related benefits                        2,936,900      2,203,500
  Accrued advertising                                 2,724,600      2,733,100
  Other                                               4,385,500      3,271,900
  Current portion of long term debt                     500,000        500,000
                                                    -----------    -----------
      Total current liabilities                      15,357,700     14,853,000

LONG-TERM DEBT                                        8,000,000     11,100,000
OTHER LONG-TERM LIABILITIES                           2,564,400      2,584,000
SHAREHOLDERS' EQUITY:
  Common Stock                                        4,259,400      4,246,400
  Additional paid-in capital                         20,893,500     20,842,300
  Retained earnings                                  17,244,800     12,879,800
                                                    -----------    -----------
                                                     42,397,700     37,968,500
                                                    -----------    -----------
                                                    $68,319,800    $66,505,500
                                                    ===========    ===========

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES



                                                   Three Months Ended
                                                       March 31,
                                                  1997          1996
                                              -----------    -----------
Net sales                                     $24,980,800    $27,913,000
Cost of sales                                  20,188,700     22,509,800
                                              -----------    -----------
  Gross profit                                  4,792,100      5,403,200

Selling, general and
  administrative expenses                       5,270,400      5,242,100
                                              -----------    -----------
  Operating income (loss)                        (478,300)       161,100

Other expense (income):
  Litigation settlement income, net            (3,930,700)
  Interest expense                                166,700         76,100
  Other, net                                      (63,400)         2,000
                                              -----------    -----------
                                               (3,827,400)        78,100
                                              -----------    -----------
  Pretax income                                 3,349,100         83,000

Income taxes (credit)                          (1,015,800)        16,600
                                              -----------     ----------
  NET INCOME                                  $ 4,364,900     $   66,400
                                              ===========     ==========

Average number of common
  and common equivalent
  shares outstanding                            4,297,600      4,197,700
                                                =========      =========

Earnings per share                                  $1.02           $.02
                                                    =====          =====


See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES



                                                        Three Months Ended
                                                             March 31,
                                                        1997           1996
                                                     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES                 $3,377,200     $  325,400

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment                  (341,400)      (575,400)
                                                     ----------     ----------
  Net cash used in investing activities                (341,400)      (575,400)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Proceeds from revolving credit agreement            3,300,000        250,000
  Payments on revolving credit agreement             (6,400,000)
  Issuance of common stock                               64,200
                                                     ----------     ----------
    Net cash provided by (used in)
      financing  activities                          (3,035,800)       250,000
                                                     ----------     ----------

NET INCREASE IN CASH AND EQUIVALENTS                          0              0

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                     0              0
                                                     ----------     ----------
CASH AND EQUIVALENTS AT END OF QUARTER               $        0     $        0
                                                     ==========     ==========


See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 1--BASIS OF PRESENTATION
The condensed consolidated financial statements included herein have been prepared by Ameriwood Industries International Corporation ("Ameriwood" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Ameriwood's 1996 annual report on Form 10-K.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". The Statement simplifies the standards for computing earnings per share, replacing the presentation of primary earnings per share with a presentation of basic earnings per share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APB Opinion No. 15, Earnings per Share, which is superseded by this Statement. This Statement is effective for financial statements issued for periods ending after December 15, 1997, with early application being prohibited. The Company has not yet determined the impact of this Statement on its consolidated financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1997 and 1996 and the results of its operations and its cash flows for the three month periods ended March 31, 1997 and 1996. All such adjustments are of a normal and recurring nature. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results of operations for the year ending December 31, 1997.

NOTE 2--SHAREHOLDER LITIGATION AND SETTLEMENTS
In April 1997, the Company reached a settlement related to its long-standing litigation against its former auditors. The litigation related to services provided to the Company from 1986 to 1990. Under the terms of the settlement, which was reached in U.S. District Court for the Western District of Michigan, in Grand Rapids, Mich., Ameriwood received $6.25 million, before related expenses, in April 1997. Additionally, a counterclaim against the Company was dropped. The settlement resulted in a one-time after-tax gain of $4.7 million, or $1.10 per share for the first quarter ended March 31, 1997. The recovery is considered a return of capital and therefore, is not subject to income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Consolidated net sales for the quarter ended March 31, 1997 were $24.9 million, compared to $27.9 million in the prior year period. Furniture sales decreased 14.7% to $19.3 million from the year ago quarter. Customer decisions to delay product shipments until second quarter for introduction of certain new items, as well as product changeovers among key customers in warehouse clubs and office superstores contributed to the sales decline in the first quarter.

Custom Solutions posted a slight increase in sales to $4.4 million. Orders in Custom Solutions are up 68% for the quarter, reflecting progress in the Company's strategy of diversifying its contract manufacturing to take advantage of its design and lamination capabilities. Sales of BIC America, the Company's branded stereo speaker business, were $1.3 million compared to $1.0 million in the same period last year.

Gross margin as a percentage of sales remained stable at 19.2%, compared to 19.4% for the first quarter of 1996, reflecting improved material costs and efficiency, offset by the negative impact of lower volume on fixed overhead absorption. Selling, general, and administrative expenses (SG&A) were up slightly to $5.3 million compared to $5.2 million in the prior year quarter.

Included in income is a one-time after-tax gain of $4.7 million, net of related expenses for a settlement related to litigation against the Company's former auditors. Please see Note 3-Shareholder Litigation and Settlements in the accompanying financial statements. Excluding the effect of the one-time gain, results of operations would have been a loss of $377,600, or $0.09 per share.

For the three months ended March 31, 1997, Ameriwood reported net earnings of $4,364,900, or $1.02 per share, compared with net earnings of $66,400, or $0.02 per share, in the first quarter of 1997.

CAPITAL RESOURCES AND LIQUIDITY
Accounts receivable of $15.4 million were down $5.3 million from a year end level of $20.7 million. The decrease is the result of lower sales volume in the first quarter of 1997 as compared to the fourth quarter of 1996. Inventories were up slightly to $21.0 million from $20.6 million at year end due to the postponement of anticipated orders from a new national customer.

Credit facility borrowings were down $3.1 million from year end levels to $3.5 million as cash generated from operations and the collection of accounts receivable was used to pay down borrowings.

Capital expenditures of $341,400 in the first quarter consisted mainly of expenditures for machinery and equipment related to improving manufacturing efficiency and design capabilities. Ameriwood currently anticipates capital expenditures for the remainder of the year to be between $4 million and $4.5 million, and will consist of similar machinery and equipment purchases at the Company's Ohio and Michigan manufacturing facilities.

Management believes the Company's present liquidity, combined with cash flow from litigation settlement proceeds and future operations and the Company's revolving credit facility, will be adequate to fund operations and capital expenditures for the remainder of 1997 and 1998. In the event more funds are required, additional long-term borrowings are an alternative for meeting liquidity and capital resource needs


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
In April 1997, the Company reached a settlement related to its long-standing litigation against its former auditors. The litigation related to services provided to the Company from 1986 to 1990. Under the terms of the settlement, which was reached in U.S. District Court for the Western District of Michigan, in Grand Rapids, Mich., Ameriwood received $6.25 million before related expenses in April 1997. Additionally, a counterclaim against the Company was dropped. The settlement resulted in a one-time after-tax gain of $4.7 million, or $1.10 per share for the first quarter ended March 31, 1997.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.  Reference is made to the index on page 9 of this Form 10-Q.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Registrant during the three months ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION

May 15, 1997        /s/ Charles R. Foley
                    ---------------------
                    Charles R. Foley
                    President and Chief Executive Officer
                    (Principal Executive Officer)



May 15, 1997        /s/ Craig G. Wassenaar
                    ----------------------
                    Craig G. Wassenaar
                    Vice President and Chief Financial Officer
                    (Principal Financial and Accounting Officer)

                                   EXHIBIT INDEX
-------------------------------------------------------------------------------
3(a) Restated Articles of Incorporation, as amended June 24, 1993 (filed as exhibit to Form 10-K for the year ended December 31, 1993 and incorporated by reference)

3(b) Bylaws, as amended through January 28, 1996 (filed as exhibit to Form 10-K for the year ended December 31, 1995 and incorporated by reference)

4(a) Indenture of Trust relating to $5,000,000 Michigan Strategic Fund Industrial Development Revenue Bonds due in 2006, and related Loan Agreement, Letter of Credit Agreement, Mortgage and Security Agreement and Irrevocable Transferable Letter of Credit (filed as exhibits to Form 10-K for the year ended December 31, 1989 and incorporated by reference)

4(b) Second Amendment, dated June 19, 1992, to Letter of Credit with Harris Trust and Savings Bank, dated November 1, 1986 (filed as exhibit to Form 10-Q for the quarter ended June 30, 1992 and incorporated by reference)

4(c) Third Amendment, dated January 13, 1995, to Letter of Credit with Harris Trust and Savings Bank, dated November 1, 1986 (filed as exhibit to Form 10-K for the year ended December 31, 1994 and incorporated by reference)

4(d) Letter of Credit Agreement Waiver with Harris Trust and Savings Bank, dated February 27, 1996 (filed as exhibit to Form 10-K for the year ended December 31, 1995 and incorporated by reference)

4(e) Fourth Amendment, dated August 2, 1996, to Letter of Credit with Harris Trust and Savings Bank, dated November 1, 1986 (filed as exhibit to Form 10-Q for the quarter ended June 30, 1996 and incorporated by reference)

4(f) Credit Agreement with Harris Trust and Savings Bank and The First National Bank of Chicago, dated January 13, 1995 (filed as exhibit to Form 10-K for the year ended December 31, 1994 and incorporated by reference)

4(g) First Amendment to Credit Agreement and Waiver with Harris Trust and Savings Bank, dated February 27, 1996 (filed as exhibit to Form 10-K for the year ended December 31, 1995 and incorporated by reference)

4(h) Second Amendment to Credit Agreement with Harris Trust and Savings Bank, dated August 2, 1996 (filed as exhibit to Form 10-Q for the quarter ended June 30, 1996 and incorporated by reference)

4(i) Ameriwood Industries International Corporation common stock certificate specimen (filed as exhibit to Form 10-Q for the quarter ended March 31, 1993 and incorporated by reference)

4(j) Rights Agreement, dated April 4, 1996, between Ameriwood Industries International Corporation and Harris Trust and Savings Bank, as Rights Agent (filed as exhibit to Form 10-Q for the quarter ended June 30, 1996 and incorporated by reference)

The following contracts identified with "*" are agreements or compensation plans relating to executive officers, directors or related parties.

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

*10(g) Description of non-employee directors consultation fee arrangements (filed as exhibit to Form 10-K for the year ended December 31, 1992 and incorporated by reference)

*10(h) Form of Indemnity Agreement entered into between the registrant and certain executive officers and directors (filed as exhibit to Form 10-K for the year ended December 31, 1994 and incorporated by reference)

*10(i) Form of Management Retention Agreement entered into between the registrant and certain executive officers (filed as exhibit to Form 10-K for the year ended December 31, 1992 and incorporated by reference)

*10(j) Form of Variable Life Policy for certain executive officers of the registrant (filed as exhibit to Form 10-K for the year ended December 31, 1993 and incorporated by reference)

*10(k) Form of Split-Dollar Life Insurance Agreement entered into between the registrant and certain executive officers (filed as exhibit to Form 10-K for the year ended December 31, 1993 and incorporated by reference)

*10(l) Form of Collateral Assignment Agreement entered into between the registrant and certain executive officers (filed as exhibit to Form 10-K for the year ended December 31, 1993 and incorporated by reference)

*10(m) Form of Severance Compensation Agreement entered into between the registrant and certain executive officers (filed as exhibit to Form 10-K for the year ended December 31, 1993 and incorporated by reference)

*10(r) Letter agreement regarding duties as Interim President and CEO dated February 22, 1996 between the registrant and Charles R. Foley (filed as exhibit to Form 10-K for the year ended December 31, 1995 and incorporated by reference)

27      Financial Data Schedule