Form 10-Q
period 1997-06-30
AMERIWOOD INDUSTRIES INTERNATIONAL CORP
filed 1997-08-12
CIK 774487

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1997, OR


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

                     171 Monroe Ave. N.W., Suite 600
                 Grand Rapids, MI, 49503, (616) 336-9400
(Address of principal executive offices, zip code, telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  /X/      No  / /


The number of shares outstanding of registrant's common stock, par value $1.00 per share, at August 1, 1997 was 4,259,406 shares.

PART I.  FINANCIAL INFORMATION, ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                   June 30    December 31
                                                     1997         1996
                                                 -----------   -----------
                                                 (Unaudited)
CURRENT ASSETS:
  Accounts receivable, less allowances           $16,635,200   $20,721,800

  Inventories:  Raw Materials                      6,784,200     6,841,400
                Work in Process                    3,327,800     3,380,900
                Finished Goods                     9,253,000    10,389,900
                                                 -----------   -----------
                                                  19,365,000    20,612,200

  Prepaid expenses and other current assets        2,822,500     1,459,400
                                                 -----------   -----------
    Total current assets                          38,822,200    42,793,400

PROPERTY AND EQUIPMENT:
  Land                                               265,300       265,300
  Buildings and improvements                      13,735,300    13,715,300
  Machinery and equipment                         33,413,100    32,375,700
  Construction in progress                           766,700       760,200
                                                 -----------   -----------
                                                  48,180,700    47,116,500
  Less accumulated depreciation                  (25,346,000)  (23,558,900)
                                                 -----------   -----------
                                                  22,834,700    23,557,600

OTHER ASSETS                                         795,400       154,500
                                                 -----------   -----------
                                                 $62,452,300   $66,505,500
                                                 ===========   ===========

CURRENT LIABILITIES:
  Accounts payable                               $ 4,596,700   $ 6,144,500
  Payroll and related benefits                     3,319,400     2,203,500
  Accrued advertising                              2,484,500     2,733,100
  Other current liabilities                        2,658,700     3,271,900
  Current portion of long term debt                  500,000       500,000
                                                 -----------   -----------
      Total current liabilities                   13,559,300    14,853,000

LONG-TERM DEBT                                     4,500,000    11,100,000
OTHER LONG-TERM LIABILITIES                        3,202,900     2,584,000

SHAREHOLDERS' EQUITY:
  Common Stock                                     4,259,400     4,246,400
  Additional paid-in capital                      20,893,500    20,842,300
  Retained earnings                               16,037,200    12,879,800
                                                 -----------   -----------
                                                  41,190,100    37,968,500
                                                 -----------   -----------
                                                 $62,452,300   $66,505,500
                                                 ===========   ===========

See accompanying notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES



                           Three Months Ended           Six Months Ended
                                June 30                     June 30
                           1997         1996           1997       1996
                       -----------  -----------    -----------  -----------
Net sales              $25,222,800  $23,652,900    $50,203,700  $51,565,900
Cost of sales           21,009,500   18,894,500     41,198,100   41,404,400
                       -----------  -----------    -----------  -----------
  Gross profit           4,213,300    4,758,400      9,005,600   10,161 500

Selling, general and
  administrative         5,965,400    4,586,400     11,235,700    9,828,400
                       -----------  -----------    -----------  -----------
  Operating
    income (loss)       (1,752,100)     172,000     (2,230,100)     333,100

Other expense (income):
  Litigation settlement
    income, net                                     (3,930,700)
  Interest expense          75,600      111,900        242,300      187,900
  Other, net                29,600      (10,600)       (33,800)      (8,500)
                       -----------  -----------     ----------  -----------
                           105,200      101,300     (3,722,200)     179,400
                       -----------  -----------    -----------  -----------
  Pretax income (loss)  (1,857,300)      70,700      1,492,100      153,700

Income taxes (benefit)    (649,500)      29,500     (1,665,300)      46,100
                       -----------  -----------   ------------  -----------
  NET INCOME (LOSS)    $(1,207,800) $    41,200    $ 3,157,400  $   107,600
                       ===========  ===========   ============  ===========

Average number of common
  and common equivalent
  shares outstanding     4,285,800    4,266,200      4,291,700    4,231,900
                         =========    =========      =========    =========

Earnings (loss) per share  $(0.28)        $0.01          $0.74        $0.03
                           =======        =====          =====        =====

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES



                                                      Six Months Ended
                                                           June 30
                                                     1997          1996
                                                  ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES              $7,706,000    $(1,595,200)

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment             (1,170,200)    (1,434,200)
  Other                                                              13,400
                                                  ----------    -----------
  Net cash used in investing activities           (1,170,200)    (1,420,800)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Proceeds from revolving credit agreement         3,700,000      2,750,000
  Payments on revolving credit agreement         (10,300,000)
  Issuance of common stock                            64,200        266,000
                                                  ----------     ----------
    Net cash provided by (used in)
      financing  activities                      (6,535,800)      3,016,000
                                                  ----------     ----------

NET INCREASE IN CASH AND EQUIVALENTS                       0              0

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                  0              0
                                                  ----------     ----------
CASH AND EQUIVALENTS AT END OF QUARTER            $        0     $        0
                                                  ==========     ==========



See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 1--BASIS OF PRESENTATION
The condensed consolidated financial statements included herein have been prepared by Ameriwood Industries International Corporation ("Ameriwood" or the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial  statements  be read in conjunction  with  the  consolidated financial statements and notes thereto included in Ameriwood's 1996 annual report on Form 10-K.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1997 and December 31, 1996 and the results of its operations and its cash flows for the three and six month periods ended June 30, 1997 and 1996. All such adjustments are of a normal and recurring nature. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results of operations for the year ending December 31, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Net sales for the second quarter were $25.2 million, compared to $23.7 million in the prior year. Furniture and BIC sales were each up slightly, 3%, while Custom Solutions sales increased 24% for the quarter. For the first half of 1997, net sales were $50.2 million, compared to $51.6 million for the first half of 1996. The decline in Furniture sales for the six months ending June 30, 1997, down 7.0% as compared to the same period in 1996, was the result of the exit of a major office superstore customer. Custom Solutions showed strong progress, with a 13.7% sales increase for the six months ending June 30, 1997 as compared to the same period in 1996. The Custom Solutions sales increase is the result of the Company's penetration into new markets.

Gross margin as a percent of net sales was 16.7% for the second quarter, and 17.9% for the first half of 1997, compared to 20.1% and 19.7% for the quarter and half in 1996. Increased overhead absorption variances due to excess capacity which was the result of lower than planned furniture orders caused the decline in gross margin percentage.

SG&A costs for the first six months were $11.2 million, up from $9.8 million in the first half of 1996. The increase was the result of expenses related to strengthening of middle management, increased market research costs, and analysis of operations. In addition, SG&A costs in the first half of 1996 were favorably affected by approximately $420,000 in non-recurring pre-tax credits for property tax and litigation settlements.

Included in income for the first six months of 1997 is a one-time after-tax gain of $4.7 million, net of related expenses for a settlement related to litigation against the Company's former auditors. Please see Note 2-Shareholder Litigation and Settlements in the accompanying financial statements. Excluding the effect of the one-time gain, results of operations for the first half of 1997 would have been a loss of $1,585,200, or $0.37 per share.

CAPITAL RESOURCES AND LIQUIDITY
Accounts receivable of $16.6 million were down $4.1 million from year end levels. The decrease is the result of lower sales volume and improved collection efforts. Inventories were down $1.2 million from year end levels to $19.4 million at June 30, 1997, which is the result of reduced production and improved scheduling in the second quarter of 1997 as compared to the fourth quarter of 1996.

There  were  no  outstanding borrowings on the Company's  $15  million
credit   facility  at  June  30,  1997.   Funds  from  the  litigation
settlement were used to pay down borrowings in April 1997.

Capital expenditures of $1.1 million for the first half of 1997 consisted mainly of expenditures for machinery and equipment related to improving product design capabilities and manufacturing efficiencies. Ameriwood is currently planning total capital expenditures for 1997 of approximately $10 million. This increased investment will enable the Company to offer more innovative designs to meet consumers' needs.

Management believes the Company's present liquidity, combined with cash flow from future operations, and the Company's revolving credit facility, will be adequate to fund operations and capital expenditures for the remainder of 1997 and 1998. In the event more funds are required, additional long-term borrowings are an alternative for meeting liquidity and capital resource needs.


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
(a)   Exhibits.  Reference is made to the index on page 9 of this Form
10-Q.

(b) Reports on Form 8-K. On April 7, 1997, a Form 8-K was filed by the Registrant regarding a settlement related to litigation against the Company's former auditors. No other reports were filed during the three months ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION

August 12, 1997      /s/ Charles R. Foley
                    ---------------------
                    Charles R. Foley
                    President and Chief Executive Officer
                    (Principal Executive Officer)



August 12, 1997     /s/ Marlan R. Smith
                    ----------------------
                    Marlan R. Smith
                    Vice President and Chief Financial Officer
                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
----------------------------------------------------------------------
3(a)   Restated  Articles of Incorporation, as amended June  24,  1993
(filed as exhibit to Form 10-K for the year ended December 31, 1993 and incorporated by reference)

3(b) Bylaws, as amended through January 28, 1996 (filed as exhibit to Form 10-K for the year ended December 31, 1995 and incorporated by reference)

4(a) Indenture of Trust relating to $5,000,000 Michigan Strategic Fund Industrial Development Revenue Bonds due in 2006, and related
Loan Agreement, Letter of Credit Agreement, Mortgage and Security Agreement and Irrevocable Transferable Letter of Credit (filed as exhibits to Form 10-K for the year ended December 31, 1989 and incorporated by reference)

4(b) Second Amendment, dated June 19, 1992, to Letter of Credit with Harris Trust and Savings Bank, dated November 1, 1986 (filed as exhibit to Form 10-Q for the quarter ended June 30, 1992 and incorporated by reference)

4(c)   Third  Amendment, dated January 13, 1995, to Letter  of  Credit with Harris Trust, dated November 1, 1986 (filed as exhibit to Form 10-K for the year ended December 31, 1994 and incorporated by reference)

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

4(j) Rights Agreement, dated April 4, 1996, between Ameriwood Industries and Harris Trust, as Rights Agent (filed as exhibit to Form 10-Q for the quarter ended June 30, 1996 and incorporated by reference)

The  following  contracts  identified  with  "*"  are  agreements   or
compensation plans relating to executive officers, directors or related parties.

*10(a) 1984 Incentive Stock Option Plan, as amended (filed as exhibit to Form 10-K for the year ended December 31, 1990 and incorporated by reference)

*10(b) Ameriwood Industries 1993 Stock Incentive Plan (filed as Exhibit A to the definitive proxy statement dated May 10, 1993 relating to the Company's 1993 annual meeting incorporated by reference)

*10(c) Ameriwood Industries 1992 Non-Employee Directors' Stock Option Plan (filed with the definitive proxy statement dated June 26, 1992 relating to the Company's 1992 annual meeting and incorporated by reference)

*10(d) Ameriwood Industries 1995 Non-Employee Directors' Stock Option Plan (filed with the definitive proxy statement dated April 12, 1995 relating to the Company's 1995 annual meeting and incorporated by reference)

*10(e)   Form of Stock Option Agreement dated February 14,  1991  with
Neil L. Diver (filed as exhibit to Form 10-K for the year ended December 31, 1990 and incorporated by reference)

*10(f)   Rospatch Corporation Annual Incentive Plan (filed as  exhibit to Form 10-K for the year ended December 31, 1990 and incorporated by reference)

*10(g) Non-employee directors consultation fee arrangements (filed as exhibit to Form 10-K for the year ended December 31, 1992 and incorporated by reference)

*10(h) Form of Indemnity Agreement entered into between the registrant and certain executive officers and directors (filed as exhibit to Form 10-K for the year ended December 31, 1994 and incorporated by reference)

*10(i) Form of Management Retention Agreement entered into between the registrant and certain executive officers (filed as exhibit to Form 10-K for the year ended December 31, 1992 and incorporated by reference)

*10(j) Form of Variable Life Policy for certain executive officers of the registrant (filed as exhibit to Form 10-K for the year ended December 31, 1993 and incorporated by reference)

*10(k) Form of Split-Dollar Life Insurance Agreement entered into between the registrant and certain executive officers (filed as exhibit to Form 10-K for the year ended December 31, 1993 and incorporated by reference)

*10(l) Form of Collateral Assignment Agreement entered into between the registrant and certain executive officers (filed as exhibit to Form 10-K for the year ended December 31, 1993 and incorporated by reference)

*10(m) Form of Severance Compensation Agreement entered into between the registrant and certain executive officers (filed as exhibit to Form 10-K for the year ended December 31, 1993 and incorporated by reference)

*10(r) Letter agreement regarding duties as Interim President and CEO dated February 22, 1996 between the registrant and Charles R. Foley (filed as exhibit to Form 10-K for the year ended December 31, 1995 and incorporated by reference)

*10(s)   Severance  Compensation Agreement entered  into  between  the registrant and Charles R. Foley,  dated April 8, 1997.

27      Financial Data Schedule