Form 10-Q
period 1997-09-30
AMERIWOOD INDUSTRIES INTERNATIONAL CORP
filed 1997-11-12
CIK 774487

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30,
1997, OR


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

    168 Louis Campau Promenade. N.W., Suite 400, Grand Rapids, MI,
49503
                            (616) 336-9400
   (Address of principal executive offices, zip code, telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  /X/      No  / /


The number of shares outstanding of registrant's common stock, par value $1.00 per share, at November 1, 1997 was 4,272,406 shares.

PART I.  FINANCIAL INFORMATION, ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                                 September 30 December 31
                                                     1997        1996
                                                 -----------   -----------
                                                 (Unaudited)
CURRENT ASSETS:
  Accounts receivable, less allowances           $14,569,500   $20,721,800

  Inventories:  Raw Materials                      6,384,700     6,841,400
                Work in Process                    3,134,400     3,380,900
                Finished Goods                     8,759,200    10,389,900
                                                 -----------   -----------
                                                  18,278,300    20,612,200

  Prepaid expenses and other current assets        3,110,000     1,459,400
                                                 -----------   -----------
    Total current assets                          35,957,800    42,793,400

PROPERTY AND EQUIPMENT:
  Land                                               265,300       265,300
  Buildings and improvements                      13,939,300    13,715,300
  Machinery and equipment                         33,569,800    32,375,700
  Construction in progress                         1,502,200       760,200
                                                 -----------   -----------
                                                  49,276,600    47,116,500
  Less accumulated depreciation                  (26,281,500)  (23,558,900)
                                                 -----------   -----------
                                                  22,995,100    23,557,600

OTHER ASSETS                                         762,800       154,500
                                                 -----------   -----------
                                                 $59,715,700   $66,505,500
                                                 ===========   ===========

CURRENT LIABILITIES:
  Accounts payable                               $ 2,866,000   $6,144,500
  Payroll and related benefits                     3,050,400    2,203,500
  Accrued allowances                               2,161,500    2,733,100
  Other current liabilities                        2,487,800    3,271,900
  Current portion of long term debt                  500,000      500,000
                                                 -----------   -----------
      Total current liabilities                   11,065,700   14,853,000

LONG-TERM DEBT                                     5,000,000   11,100,000
OTHER LONG-TERM LIABILITIES                        3,167,400    2,584,000

SHAREHOLDERS' EQUITY:
  Common Stock                                     4,272,400    4,246,400
  Additional paid-in capital                      20,932,500   20,842,300
  Retained earnings                               15,277,700   12,879,800
                                                 -----------   -----------
                                                  40,482,600   37,968,500
                                                 -----------  -----------
                                                 $59,715,700  $66,505,500
                                                 ===========  ===========

See accompanying notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES



                           Three Months Ended          Nine Months
Ended
                             September 30                 September 30
                           1997         1996           1997       1996
                       -----------  -----------    -----------  -----------
Net sales              $22,816,800  $31,661,100    $73,020,500  $83,227,000
Cost of sales           18,903,000   25,074,800     60,101,100   66,479,200
                       -----------  -----------    -----------  -----------
  Gross profit           3,913,800    6,586,300     12,919,400   16,747,800

Selling, general and
  administrative         5,052,600    5,673,100     16,288,300   15,501,500
                       -----------  -----------    -----------  -----------
  Operating
    income (loss)       (1,138,800)     913,200     (3,368,900)   1,246,300

Other expense (income):
  Litigation settlement
    income, net                                     (3,930,700)
  Interest expense          31,300      161,200        273,600      349,100
  Other, net                (1,600)       2,400        (35,400)      (6,100)
                       -----------  -----------     ----------  -----------
                            29,700      163,600     (3,692,500)     343,000
                       -----------  -----------    -----------  -----------
  Pretax income (loss)  (1,168,500)     749,600        323,600      903,300

Income taxes (benefit)    (409,000)     224,900     (2,074,300)     271 000
                       -----------  -----------   ------------  -----------
  NET INCOME (LOSS)    $  (759,500) $   524,700    $ 2,397,900  $   632,300
                       ===========  ===========   ============  ===========

Average number of common
  and common equivalent
  shares outstanding     4,282,300    4,271,900      4,288,500    4,245,300
                         =========    =========      =========    =========

Earnings (loss) per share  $(0.18)        $0.12          $0.56        $0.15
                           =======        =====          =====        =====

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES



                                                     Nine Months Ended
                                                         September 30
                                                     1997         1996
                                                  ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES              $8,223,300    $(2,673,300)

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchases of property and equipment             (2,239,500)    (2,306,300)
  Other                                                              13,600
                                                  ----------    -----------
  Net cash used in investing activities           (2,239,500)    (2,292,700)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Proceeds from revolving credit agreement         5,500,000      5,700,000
  Payments on revolving credit agreement         (11,600,000)    (1,000,000)
  Issuance of common stock                           116,200        266,000
                                                  ----------     ----------
    Net cash provided by (used in)
      financing  activities                      (5,983,800)      4,966,000
                                                  ----------     ----------

NET INCREASE IN CASH AND EQUIVALENTS                       0              0

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                  0              0
                                                  ----------     ----------
CASH AND EQUIVALENTS AT END OF QUARTER            $        0     $        0
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1997 and December 31, 1996 and the results of its operations and its cash flows for the three and nine month periods ended September 30, 1997 and 1996. All such adjustments are of a normal and recurring nature. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results of operations for the year ending December 31, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Consolidated net sales for the third quarter were $22.8 million compared to $31.7 million in the same period last year. Furniture sales were down 32%, primarily due to sales declines in the warehouse club and office superstore channels. Custom Solutions sales were down 19%, the result of continued softness in the speaker related portion of the consumer electronics market, and BIC sales were flat. Consolidated net sales year-to-date were $73.0 million, a decline of $10.2 million or 12% from the prior year-to-date. Furniture sales were down 16%, Custom Solutions sales were flat, and BIC sales were up 10%.

Gross margin declined to 17.2% for the quarter and 17.7% year-to-date compared to 20.9% and 20.1% respectively in 1996. The decline in gross margin is due principally to reduced sales volume and unfavorable overhead absorption variances from adjusted production schedules.

SG&A expense for the third quarter was down $620,000 from the prior year period. The decrease is the result of both a reduction in allowances that are classified as selling expense, reduced commissions related to lower volume, and significant cost reduction efforts that were implemented in August.

For the quarter ended September 30, 1997, the Company reported a net loss of $759,500, or $0.18 per share, compared to net income of $524,700, or $0.12 per share, for the same period in 1996. For the nine months ended September 30, 1997, net income was $2,397,900, or $0.56 per share, compared to net income of $632,300, or $0.15 per share, in the prior year.

Included in income for the first nine months of 1997 is a one-time after-tax gain of $4.7 million, net of related expenses for a settlement related to litigation against the Company's former auditors. Please see Note 2-Shareholder Litigation and Settlements in the accompanying financial statements. Excluding the effect of the one-time gain, results of operations for the first nine months of 1997 would have been a loss of $2,344,700, or $0.55 per share.

CAPITAL RESOURCES AND LIQUIDITY
Working capital remains strong at $24.9 million, but is down from a year end level of $27.9 million, due to a decrease in net accounts
receivables and and  inventories.   The  declines  are  the  result  of  a
continued effort to manage inventory levels, strong efforts in credit and collection, and a decline in sales volume.

Current liabilities were down $3.8 million from year end levels; lower than planned production schedules reduced purchases which created a lower accounts payable liability. Borrowings under the Company's revolving credit facility were $500,000 at the end of the third quarter as compared to $6.6 million at the end of 1996. Funds from the litigation settlement were used to pay down borrowings in April 1997.

Capital expenditures and commitments of $3.6 million for the first nine months of 1997 consisted mainly of expenditures for machinery and equipment related to improving product design capabilities and manufacturing efficiencies. Ameriwood is currently planning total capital expenditures for 1997 of approximately $10 million. This increased investment will, among other things, enable the Company to offer more innovative designs to meet consumers' needs.

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


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
(a)   Exhibits.  Reference is made to the index on page 9 of this Form
10-Q.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the three months ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION

November 11, 1997   /s/ Charles R. Foley
                    ---------------------
                    Charles R. Foley
                    President and Chief Executive Officer
                    (Principal Executive Officer)



November 11, 1997   /s/ Marlan R. Smith
                    ----------------------
                    Marlan R. Smith
                    Vice President and Chief Financial Officer
                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX
----------------------------------------------------------------------------
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

*10(j) Form of Variable Life Policy for certain executive officers of the registrant (filed as exhibit to Form 10-K for the year ended December 31, 1993 and incorporated by reference)

*10(k) Form of Split-Dollar Life Insurance Agreement entered into between the registrant and certain executive officers (filed as exhibit to Form 10-K for the year ended December 31, 1993 and incorporated by reference)

*10(l) Form of Collateral Assignment Agreement entered into between the registrant and certain executive officers (filed as exhibit to Form 10-K for the year ended December 31, 1993 and incorporated by reference)

*10(m) Form of Severance Compensation Agreement entered into between the registrant and certain executive officers (filed as exhibit to Form 10-K for the year ended December 31, 1993 and incorporated by reference)

*10(r) Letter agreement regarding duties as Interim President and CEO dated February 22, 1996 between the registrant and Charles R. Foley (filed as exhibit to Form 10-K for the year ended December 31, 1995 and incorporated by reference)

*10(s) Severance Compensation Agreement entered into between the registrant and Charles R. Foley, dated April 8, 1997 (filed as exhibit to Form 10-Q for the quarter ended June 30, 1997 and incorporated by reference)

*10(t) Contingent Supplemental Executive Retirement Plan entered into between the registrant and certain executive officers dated July 15, 1997

27      Financial Data Schedule