Form 10-K
period 1997-12-31
AMERIWOOD INDUSTRIES INTERNATIONAL CORP
filed 1998-03-19
CIK 774487

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                  FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required) for the fiscal year ended December 31, 1997

/ / Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (No fee required) for the transition period

Commission File No.  0-13805

                 AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

                       Michigan  (State of incorporation)
                38-0983610  (IRS Employer Identification Number)
     168 Louis Campau Promenade, Suite 400, Grand Rapids, Michigan, 49503
                               (616) 336-9400
     (Address of principal executive offices, zip code, telephone number)

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

Indicate  by  check mark if disclosure of delinquent filers  pursuant  to
Item 405 of Regulation S-K is not contained herein, and to the best of registrant's knowledge, will not be contained in any amendment to this Form 10-K. / /

As of March 11, 1998, the aggregate market value of the registrant's Common Stock, $1 par value, held by persons other than (a) directors and executive officers of the registrant and (b) the Ameriwood Industries Affiliated Employee Stock Ownership and Savings Plan, none of which persons is hereby acknowledged to be an "affiliate" of the registrant, was $22,032,700 based on the last sale price on that date as reported on The Nasdaq Stock Market.

As of March 11, 1998, 4,349,606 shares of the registrant's Common Stock, $1 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Certain information from the registrant's definitive proxy statement relating to the 1998 annual meeting of shareholders is incorporated in Part III of this report by reference.


PART I
ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS
Ameriwood Industries International Corporation ("Ameriwood" or the "Company") was originally incorporated in Michigan in 1915. It is the successor to "Rose Patch and Label Company", and later "Rospatch Corporation", which reflected the original business--the production of fabric patches and labels. In 1991, the name was changed to "Ameriwood Industries International Corporation" which more closely identifies the Company with its current core business, wood products. Ameriwood's corporate offices are located at 168 Louis Campau Promenade, Suite 400, Grand Rapids, Michigan, 49503, and its telephone number is (616) 336-9400.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
All of Ameriwood's operations, for purposes of the consolidated financial statements included as part of this report, are in the Wood Products industry segment (see Part II, Item 8--Financial Statements and Supplementary Data).

NARRATIVE DESCRIPTION OF BUSINESS
Principal Products
Ameriwood manufactures unassembled furniture, stereo speaker cabinets and fully assembled speaker units, and is an original equipment manufacturer of various laminated products used by other manufacturers for incorporation into their own products. All Company-made products are manufactured at two subsidiary facilities, both of which are located in the United States. The Company sells its products through its own sales personnel and through independent sales representatives who are assigned specific territories or customers.

Ameriwood considers its principal products to be those that, as a group, contribute ten percent or more to consolidated revenues. The Company categorizes its furniture products as those of "Ameriwood Furniture" and its stereo speaker cabinets and other products as those of "Ameriwood Custom Solutions" (formerly "Ameriwood OEM").

Ameriwood Furniture currently sells its unassembled furniture to office superstores, mass merchant discount stores, home improvement centers, national chains, catalog showrooms, home furnishings retailers, military exchanges, and warehouse clubs. Furniture products include, among other items, office furniture, computer furniture, wall units/organizers, storage units, wardrobes, bookcases, utility carts, television and VCR stands, entertainment centers, home theater units and kitchen and bedroom furniture.

Ameriwood Custom Solutions produces stereo speaker cabinets and components. These products are sold primarily to consumer electronics manufacturers, including certain major audio component companies. In addition, Ameriwood Custom Solutions sells custom products for the point of purchase and fixtures market, for interactive kiosk cabinets, and for institutional uses. It also sells Company-fabricated wood grain and opaque laminated particle board to a variety of manufacturers for use in kitchen and bathroom cabinets, office partitions, and other furniture and building products.

Raw Materials
Particle board is the principal raw material used; other raw materials include furniture hardware, lamination paper and vinyl, corrugated packaging, glass, and various electronic components. Ameriwood purchases raw materials from various domestic and foreign suppliers. These items are available from numerous sources, and, to date, no significant difficulty has been experienced in obtaining them.
Patents and Trademarks
No significant portion of Ameriwood's business is dependent upon a single patent, series of patents, or trademark.

Seasonality
The Company believes there is some seasonality in the demand for its products. Historically consolidated net sales are stronger in the third and fourth quarters of the year.

Certain Working Capital Items
The Company engages in no unusual practices with regard to inventories, receivables, or other items of working capital.

Significant Customers
In 1997, 1996, and 1995, no single customer accounted for 10% or more of consolidated net sales.

Backlog
The Company believes that order backlog at any particular point in time is not predicative of future sales performance. As is standard in the furniture industry, a customer may change or cancel an order prior to shipment in order to react to changes in consumers' demands.

Competition
Ameriwood  Furniture  competes with a large  number  of  unassembled  and assembled furniture manufacturers. Based on industry publications and other sources, Ameriwood believes it is the sixth largest US manufacturer of unassembled furniture. Principal methods of competition are price, design, quality, marketing support, and service. Ameriwood Custom Solutions speaker products compete with similar products manufactured by approximately ten other companies, including companies which are owned by various speaker marketers. Principal customers include national brand name electronics manufacturers and marketers. Principal methods of competition are quality, design, service and price. Management believes the Company has sufficient resources, material and personnel to compete effectively in its present businesses.

Research and Development
Company research and product development costs are expensed as incurred and were $527,600 in 1997, $642,200 in 1996, and $546,700 in 1995.
Customer-sponsored research and development activities are not significant to Ameriwood's operations.

Environmental Matters
The Company has accrued certain environmental investigation and remediation costs in its financial statements (see Item 7--Environmental Matters and Note 6--Contingencies in the accompanying financial statements). Compliance with present laws concerning protection of the environment is not currently expected by management to have any material effect upon the Company's capital expenditures, earnings or competitive position.

Human Resources
At December 31, 1997, Ameriwood employed approximately 700 associates on a full- time basis. The Company does not regularly employ part-time persons, but does utilize a temporary work force as necessary to meet peak demand.

Information About Foreign and Domestic Operations
All of Ameriwood's operations are located in the United States. The Company's wood products are sold throughout North America, but principally in the United States. Export sales were $2,197,200 in 1997, $2,784,700 in 1996, and $3,385,100 in 1995.


ITEM 2.  PROPERTIES

In the aggregate, Ameriwood owns approximately one million square feet of space consisting of manufacturing, warehouse and office space located in Dowagiac, Michigan, and Tiffin, Ohio. Management considers all of the Company's material properties and equipment to be well-maintained, in good operating condition, and adequate for their purposes.

The Dowagiac, Michigan facility secures the Company's indebtedness pursuant to $5 million of Michigan Strategic Fund Industrial Development Revenue Bonds and its reimbursement obligations to the issuer of a letter of credit collateralizing these bonds (see Note 3--Borrowing Arrangements in the accompanying financial statements).


ITEM 3.  LEGAL PROCEEDINGS

In April 1997, Ameriwood reached a settlement related to its long-standing litigation against its former auditors. The litigation related to services provided to the Company from 1986 to 1990. Under the terms of the settlement, which was reached in US District Court for the Western District of Michigan, in Grand Rapids, Michigan, Ameriwood received $6.25 million, before related expenses. Additionally, a counterclaim against the Company was dropped. The settlement, net of expenses, resulted in a one-time after tax gain of $5.1 million, or $1.18 per share for the year ended December 31, 1997. The recovery is considered a return of capital and therefore, is not subject to income taxes.

The  Company  is not currently a party to any material legal proceedings.
The Company is from time to time a party to certain other lawsuits and has been threatened with litigation arising out of the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, the Company believes any resulting liability will not materially affect the financial position or the results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY

Ameriwood's only outstanding equity is common stock; $1 par value per share, traded on The Nasdaq Stock Market under the symbol AWII. As of March 13, 1998, there were approximately 1,700 shareholders of record. No dividends were paid or declared for 1997 or 1996. Please refer to
Note 11--Common Stock Purchase Rights in the accompanying financial statements for a description of the Company's Rights Agreement. The table below shows high and low sale prices reported by The Nasdaq Stock Market for the periods indicated.

    Year      Quarter       High        Low
    ----      -------      ------      ------

    1997      Fourth       $ 7.75      $ 4.50
              Third          7.38        5.50
              Second         8.75        6.63
              First         10.75        7.50

    1996      Fourth       $ 9.75      $ 8.13
              Third          9.00        5.75
              Second         6.75        5.38
              First          5.75        3.88


ITEM 6.  SELECTED FINANCIAL DATA

                          1997       1996      1995       1994      1993
                        --------   --------  --------   --------  --------
                          (Amounts in thousands, except per share data)
OPERATIONS
Net sales               $94,553   $114,547   $105,998  $109,997   $103,934
Operating income (loss)  (4,449)     1,549     (4,236)    5,577      7,125
Net income (loss)         2,524        480     (3,368)    8,625      5,099
Basic earnings (loss)
 per share                $0.59      $0.11     $(0.80)    $2.02      $1.21
Weighted average shares
 outstanding              4,303      4,255      4,209     4,259      4,221
Dividends per share          --         --         --        --        --

FINANCIAL POSITION
Total assets            $57,800    $66,506    $60,365   $63,385    $49,865
Long-term debt            5,000     11,600      7,000     7,300      5,000
Shareholders' equity     41,103     37,969     37,211    40,578     31,917
Book value per share      $9.45      $8.94      $8.88     $9.69      $7.63

See Item 8 for complete consolidated balance sheets as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997, and the notes thereto.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- 1997 Compared to 1996
Consolidated net sales of $94.6 million for the twelve months ended December 31, 1997 were down 17.5% from 1996. Furniture sales of $69.2 million were down $18.9 million as compared to the prior year, due primarily to the loss of a major account in the office superstore channel and lower sales in the warehouse clubs channel. Custom Solutions had net sales of $20.8 million for the year, compared to $22.2 million in 1996. Although Custom Solutions' overall net sales declined, the non-audio portion of the business increased by 14.9% from the prior year reflecting efforts and investments to grow this segment. BIC America speaker sales increased by 7.1%, from $4.2 million in 1996 to $4.6 million in 1997.

Gross profit as a percentage of net sales was 18.0% for 1997 as compared to 21.0% in 1996. The decline in gross profit is due principally to unfavorable overhead absorption variances from reduced production schedules.

Selling, general, and administrative expenses (SG&A) for 1997 were $21.9 million, up less than 2% from $21.7 million in 1996. In the third quarter of 1997, the Company implemented several cost control and process improvement measures, including the centralization of many support functions, which helped to control SG&A costs. These savings were offset by a $0.5 million increase in bad debt.

In 1997, the accrual for environmental remediation was revised to reflect current estimates of future costs, resulting in a credit to operating expenses of $0.5 million. For more information, see "Environmental Matters" below, and Note 6--Contingencies in the accompanying financial statements.

Included in income for 1997 is a one-time after tax gain of $5.1 million, net of related expenses, for a settlement related to litigation against the Company's former auditors (see Note 12--Shareholder Litigation and Settlements in the accompanying financial statements).

As a result of the operating loss and expenses incurred in connection with the litigation settlement, Ameriwood was able to carryback these losses along with certain other credits to realize a refundable tax benefit. With these carrybacks and the net gain for the litigation settlement, Ameriwood recorded net income of $2.5 million, or $0.59 per share for the twelve months ended December 31, 1997, compared to $0.5 million, or $0.11 per share, for the twelve months ended December 31, 1996.


RESULTS OF OPERATIONS -- 1996 Compared to 1995
Consolidated net sales for 1996 were $114.5 million, compared to $106.0 million in 1995, an increase of 8.1%. Furniture sales increased 14.5% to $88.1 million, accounting for 76.9% of total net sales in 1996.
Increases were experienced in various distribution channels, including office superstores, catalog showrooms, home centers and warehouse clubs. Custom Solutions net sales decreased $1.9 million to $22.2 million. Custom Solutions, primarily an original equipment manufacturer of speaker products, was negatively affected by weak sales in the consumer electronics channel of distribution throughout 1996. The consumer electronics environment also contributed to the decline in sales volume of $0.8 million to $4.2 million in 1996 for BIC America, the Company's own proprietary brand of stereo speakers.

Gross profit as a percent of net sales improved to 21.0%, compared with 18.1% in 1995, and was favorably impacted by productivity gains in the Company's two manufacturing facilities, stabilizing raw material prices and the development of products designed to sell at a higher retail price point.

SG&A expenses as a percentage of net sales declined from 19.7% in 1995 to 18.9% in 1996, benefiting from a streamlining of the organization, offset by increased spending on advertising. During 1995, several customers filed for bankruptcy protection, resulting in bad debt expense of $1.0 million, compared to $0.4 million in 1996. Operating expenses in 1995 also included a $1.4 million pre-tax charge for management reorganization. The reorganization eliminated layers of management in order to reduce fixed costs.

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

The Company recorded litigation related costs of $0.4 million in the fourth quarter of 1996 in a matter in which it was the plaintiff in a suit against its former auditors (see Note 13--Shareholder Litigation and Settlements in the accompanying financial statements). Interest expense increased $0.2 million to $0.5 million in 1996 as a result of increased borrowing caused by working capital needs and the investment of $3.8 million in capital equipment.

For the twelve months ended December 31, 1996, Ameriwood recorded net earnings of $0.5 million, or $0.11 per share, compared to a net loss of $3.4 million, or $0.80 per share, in 1995.


ENVIRONMENTAL MATTERS
During 1989, the Company discovered environmental contamination at its facility in Dowagiac, Michigan, which was reported to the appropriate state environmental agency. A remedial investigation and feasibility study (RI/FS), including final estimates of costs necessary to remediate the site, was completed in 1996 by an independent consulting engineering firm. The RI/FS is undergoing review by the State of Michigan. Based on the opinion of the independent engineering firm and legal counsel, the Company believes it will receive a favorable ruling.

Costs of $1.2 million in 1995 and $0.3 million in 1994 were recognized as pretax charges to results of operations to cover costs related to the Dowagiac site, including ongoing monitoring for up to 30 years. Based on revised remediation estimates provided by the independent consulting engineering firm, the Company reversed $0.5 million of the amount previously charged to income at December 31, 1997. Ameriwood filed suit against certain parties who might be required to contribute toward cleanup of this site. Settlement agreements were reached with the involved parties and $50,000 and $0.4 million was included in income in 1997 and 1996 respectively. As of December 31, 1997, the Company has reserves recorded of $1.1 million. The current portion, $0.4 million, is included in other current liabilities and the remainder, $0.8 million, is included in other long-term liabilities.

It is the Company's policy to accrue environmental cleanup costs if it is probable that a liability has been incurred and an amount is reasonably estimable. The Company believes any additional costs beyond the amounts recorded will not be material to its financial position or results of operations.


CAPITAL RESOURCES AND LIQUIDITY
Ameriwood has continued to maintain a strong financial position and liquidity. At December 31, 1997, working capital was $24.5 million and the ratio of current assets to current liabilities was 3.7 to 1. Net accounts receivable were down $7.6 million and net inventories were down $4.2 million from December 31, 1996 levels. These declines were primarily the result of lower sales volume. Cash provided by operating activities of $9.7 million was used primarily to fund capital expenditures of $3.8 million and pay off outstanding borrowings on the Company's revolving credit agreement. There were no outstanding borrowings on the credit agreement at December 31, 1997.

During 1997, $3.8 million was spent on capital expenditures, and an additional $4.7 million was committed for projects expected to be completed in 1998. Ameriwood currently anticipates that an aggregate of $14.7 million will be spent or committed for capital expenditures in 1998. The capital spending for 1997 and 1998 is primarily for machinery and equipment, for the Ohio and Michigan manufacturing facilities, to provide improved capabilities and efficiencies.

Management believes the Company's present liquidity, combined with cash flow from future operations and the Company's revolving credit agreement, will be adequate to fund operations in 1998. In the event more funds are required, additional long-term borrowings may be a possible alternative for meeting liquidity and capital resource needs (see Note 3--Borrowing Arrangements in the accompanying financial statements).


YEAR 2000 CONVERSION
Ameriwood completed its Year 2000 conversion program during 1997. The Company feels that with this conversion it is well equipped to efficiently handle customer orders, production and shipping scheduling, and invoicing into the year 2000 and beyond.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Immediately following are the: report of independent accountants; consolidated balance sheets of Ameriwood Industries International Corporation and subsidiaries as of December 31, 1997 and 1996; the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997; the notes thereto; and Schedule II--Valuation and Qualifying Accounts.


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Ameriwood Industries International Corporation:

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ameriwood Industries International Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ Coopers & Lybrand L.L.P.
------------------------------
Coopers & Lybrand L.L.P.
Grand Rapids, Michigan
February 6, 1998


CONSOLIDATED BALANCE SHEETS

AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES



                                           December 31
                                        1997          1996
                                    ------------  ------------
ASSETS

CURRENT ASSETS
Accounts receivable, less
 allowances                          $ 13,149,500  $ 20,721,800
 (1997-$1,454,200, 1996-$882,100)
Inventories:
 Raw materials                          4,999,000     6,841,400
 Work in process                        3,062,500     3,380,900
 Finished goods                         8,309,100    10,389,900
                                     ------------  ------------
                                       16,370,600    20,612,200

Refundable income taxes                 3,240,500        18,800
Other current assets                      754,300     1,440,600
                                     ------------  ------------
    Total current assets               33,514,900    42,793,400

PROPERTY AND EQUIPMENT:
Land                                      265,400       265,400
Buildings and improvements             14,189,900    13,715,200
Machinery and equipment                33,846,300    32,375,700
Construction in progress                2,086,900       760,200
                                     ------------  ------------
                                       50,388,500    47,116,500
Accumulated depreciation              (26,788,500)  (23,558,900)
                                     ------------  ------------
                                       23,600,000    23,557,600

OTHER ASSETS                              684,700       154,500
                                     ------------  ------------
                                     $ 57,799,600  $ 66,505,500
                                     ============  ============




CONSOLIDATED BALANCE SHEETS
(continued)



                                           December 31
                                        1997          1996
                                    ------------  ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                    $  2,892,800  $  6,144,500
Accrued liabilities:
 Payroll and related benefits          1,730,900     2,203,500
 Accrued advertising and allowances    2,157,600     2,733,100
 Other current liabilities             2,276,100     3,271,900
                                    ------------  ------------
    Total current liabilities          9,057,400    14,353,000

LONG-TERM DEBT                         5,000,000    11,600,000

OTHER LONG-TERM LIABILITIES            2,639,000     2,584,000

COMMITMENTS AND CONTINGENCIES (Notes 3,5,6)

SHAREHOLDERS' EQUITY:
Preferred stock, without par value;
 5,000,000 authorized, none issued
Common stock, par value $1, 20,000
 authorized, 4,349,606 and 4,246,406
 shares issued and outstanding at
 December 31, 1997 and 1996            4,349,600     4,246,400
Additional paid-in-capital            21,349,900    20,842,300
Retained earnings                     15,403,700    12,879,800
                                    ------------  ------------
                                      41,103,200    37,968,500
                                    ------------  ------------
                                    $ 57,799,600  $ 66,505,500
                                    ============  ============

The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENTS OF OPERATIONS

AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES


                                          Year ended December 31
                                    1997          1996           1995
                                ------------  ------------   ------------
Net sales                       $ 94,553,400  $114,546,600   $105,997,600
Cost of sales                     77,583,800    90,539,100     86,762,400
                                ------------  ------------   ------------
  Gross profit                    16,969,600    24,007,500     19,235,200

Selling, general, and
  administrative                  21,918,800    21,658,600     20,896,000
Product recall                                   1,150,000
Management reorganization                                       1,375,000
Environmental remediation           (500,000)     (350,000)     1,200,000
                                 ------------  ------------   ------------
                                   21,418,800    22,458,600    23,471,000
                                 ------------  ------------   ------------
  Operating income (loss)          (4,449,200)    1,548,900    (4,235,800)

Other expense (income):
  Shareholder litigation and
    settlements, net               (4,460,800)      362,000
  Interest expense                    324,800       503,700       337,800
  Interest income                     (23,900)       (2,900)      (12,700)
  Other, net                          161,000           500       250,200
                                 ------------  ------------   ------------
                                   (3,998,900)      863,300       575,300
                                 ------------  ------------   ------------
Income (loss) before income taxes    (450,300)      685,600    (4,811,100)

Income taxes (benefit)             (2,974,200)      205,700    (1,443,400)
                                 ------------  ------------   ------------
  NET INCOME (LOSS)              $  2,523,900  $    479,900  $ (3,367,700)
                                 ============  ============   ============

Basic earnings (loss) per
common share                            $0.59          $0.11      $(0.80)
Diluted earnings (loss) per
common share                            $0.59          $0.11      $(0.80)

Common stock outstanding            4,349,600      4,246,400     4,188,400
Weighted average shares
outstanding                         4,302,700      4,255,300     4,208,500


The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES


                                      Additional
                          Common      Paid-In       Retained       Total
                          Stock       Capital       Earnings       Equity
                         ----------  ------------  ------------  ------------
BALANCE JANUARY 1, 1995  $4,188,400  $20,622,300   $15,767,600   $40,578,300

Net loss                                            (3,367,700)  (3,367,700)
                         ----------  ------------  ------------ ------------
BALANCE DECEMBER 31,1995  4,188,400   20,622,300    12,399,900    37,210,600

Issued 58,000 shares
  under stock option
  plans                      58,000      220,000                     278,000
Net income                                             479,900       479,900
                         ----------  ------------  ------------ ------------
BALANCE DECEMBER 31,1995  4,246,400   20,842,300    12,879,800    37,968,500

Issued 26,000 shares
  under stock option
  plans                      26,000       90,300                     116,300
Issued 77,200 shares
  for ESOP contribution      77,200      417,300                     494,500
Net income                                           2,523,900     2,523,900
                         ----------  ------------  ------------ ------------
BALANCE DECEMBER 31,1997 $4,349,600   $21,349,900  $15,403,700   $41,103,200
                         ==========  ============  ============ ============

The accompanying notes are an integral part of these statements.



CONSOLIDATED STATEMENTS OF CASH FLOW

AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES


                                          Year ended December 31
                                      1997          1996         1995
                                  ------------  -----------  ------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)                  $ 2,523,900  $   479,900  $(3,367,700)
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
  Depreciation                       3,673,900    3,483,600    3,337,200
  Provision for:
   Doubtful accounts                   880,600      454,000    1,016,000
   Environmental remediation          (500,000)    (350,000)   1,200,000
   Management reorganization                                   1,375,000
  Deferred income taxes                509,800      544,900     (973,400)
  Changes in operating assets and
  liabilities:
   Accounts receivable               6,691,700   (3,729,500)   2,204,700
   Inventories                       4,241,600   (3,189,000)      52,700
   Accounts payable                 (3,251,700)   1,616,700     (486,600)
   Other current assets and
    liabilities, excluding debt     (5,034,300)    (361,500)  (1,613,900)
                                  ------------  -----------  ------------
Net cash provided by (used in)
  operating activities               9,735,500   (1,050,900)   2,744,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property
 and equipment                      (3,752,900)  (3,840,400)  (2,432,700)
Other                                    6,600       13,300      (11,300)
                                  ------------  -----------  ------------
Net cash used in
  investing activities              (3,746,300)  (3,827,100)  (2,444,000)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds revolving credit
agreement                            5,000,000    8,700,000    2,150,000
Payments revolving credit
agreement                          (11,600,000)  (4,100,000)  (2,450,000)
Issuance of common stock               610,800      278,000
                                  ------------  -----------  ------------
Net cash provided by (used in)
 financing activities               (5,989,200)    4,878,000    (300,000)
                                  ------------  -----------  ------------
NET CHANGE IN CASH AND                       0            0            0
EQUIVALENTS

CASH AND EQUIVALENTS BEGINNING OF            0            0            0
YEAR
                                  ------------  -----------  ------------
CASH AND EQUIVALENTS END OF YEAR  $          0  $         0  $          0
                                  ============  ===========  ============

The accompanying notes are an integral part of these statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTE 1--THE COMPANY AND OTHER INFORMATION
Ameriwood  Industries  International  Corporation  ("Ameriwood"  or   the
"Company") operates in the wood products industry. The Company manufactures unassembled furniture, which is sold to retailers for resale to consumers, stereo speaker cabinets, fully assembled speaker units for wholesale and consumer markets, and various laminated products which it supplies to other manufacturers. In view of the nature of its products and the production process, management believes the Company's business constitutes a single industry segment.

In 1997 and 1996 no single customer accounted for 10% or more of consolidated net sales. As of December 31, 1997 and 1996, approximately 86% and 95% of the company's accounts receivable were from customers in the retail industry, which includes office superstores, mass merchandisers, discount retail chains, and home centers. Product design and development costs are expensed as incurred and were $527,600 in 1997, $642,200 in 1996, and $546,700 in 1995.

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

Revenue Recognition: Revenue is recognized when products are shipped and invoiced to customers. Provisions are made for doubtful receivables, discounts, and returns and allowances.

Advertising Costs: Cooperative advertising costs associated with customer support programs are accrued when the related revenues are recognized. Advertising costs expensed were $3.0 million in 1997, $4.1 million in 1996, and $3.2 million in 1995.

Income Taxes: The provision for income taxes is based on income reported in the financial statements. Deferred income taxes are recognized for all temporary differences between the tax and financial reporting bases of assets and liabilities.
Per Share Data: Earnings per share have been computed according to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS 128 replaced the previously reported "primary earnings per share" with "basic earnings per share" and replaced "fully diluted earnings per share" with "diluted earnings per share". This statement had no effect on the resulting earnings per share as the Company's basic and diluted earnings per share are identical. Basic earnings per share have been computed based on the actual shares of common stock outstanding at the end of each year. Diluted earnings per share have been computed based on the weighted average shares of common stock and equivalents (stock options) outstanding during each year. The weighted average shares of common stock and common stock equivalents outstanding were 4,302,700 in 1997, 4,255,300 in 1996, and 4,208,500 in 1995.

Financial Instruments: The carrying values of financial instruments classified in the balance sheet as current assets and liabilities
approximate   fair  values.   The  carrying  amount  of  long-term   debt
approximates fair value as the floating rates applicable to these borrowings reflect changes in overall market interest rates.

NOTE 3--BORROWING ARRANGEMENTS
At December 31, 1997, the Company had no outstanding borrowings under a $15 million unsecured bank revolving credit agreement. The agreement expires on July 15, 1999; however, the Company, on an annual basis, may request up to two extensions of the expiration date for an additional twelve months, subject to approval by the bank. The credit agreement requires the Company to comply with certain restrictive covenants which, among other things, include maintaining certain financial ratios and a minimum level of tangible net worth. At December 31, 1997, the Company was in compliance with restrictive covenants contained in the credit agreement. Borrowings under the credit agreement bear interest, at the Company's option, at LIBOR plus 50 to 100 basis points, or the greater of
(a) the bank's prime rate or (b) an average of the rates at which selected federal funds brokers offer to sell federal funds to the bank plus 50 basis points. The Company is required to pay a commitment fee of 1/4% per annum on the unused portion of the credit agreement.

Long-term  debt  at  December 31, 1997 and 1996 included  $5  million  in
Michigan Strategic Fund Industrial Development Revenue Bonds, with a variable interest rate based on the market rate for similar bonds (4.45% at December 31, 1997). The bonds are due in November 2006. The Company's Michigan facility and related equipment are pledged as collateral for the bonds. A letter of credit for approximately $5.2 million, with a 1% fee charged annually on the face amount, is also collateralizing the bonds. The letter of credit expires on May 30, 1999 and is also secured by the Company's Michigan facility, including certain related equipment. Covenants under the letter of credit are the same as those relating to the revolving credit facility.

The Company made cash payments for interest on all borrowing arrangements in the amounts of $348,000 in 1997 (net of capitalized interest of $38,000), $482,000 in 1996 (net of capitalized interest of $29,000), and $356,200 in 1995 (net of capitalized interest of $72,000).


NOTE 4--INCOME TAXES
The provision for income tax expense (benefit) consisted of the following:

                               1997          1996          1995
                           ------------ ------------- ------------
Current - Federal          $(3,319,700)  $  (322,300) $  (505,100)
          State and local     (164,300)      (16,900)      35,100
Deferred                       509,800       544,900     (973,400)
                           ------------ ------------- -------------
                           $(2,974,200) $    205,700  $(1,443,400)
                           ============ ============= =============

A reconciliation of total income tax expense (benefit) and the amounts computed by applying statutory federal income tax rates to pretax income
(loss) follows:
                               1997          1996          1995
                           ------------ ------------- -------------
Income tax expense benefit
 at statutory rates        $  (153,100) $     233,100  $(1,635,800)
State and local income
 taxes net of federal tax
 reduction                    (108,400)        11,200       23,200
Research & development
 credits                      (484,000)
Litigation settlement
 treated as return
 of capital                 (2,125,000)
Change in valuation
allowance                     (100,000)
Other                           (3,700)      (38,600)      169,200
                           ------------ ------------- -------------
                           $(2,974,200) $     205,700  $(1,443,400)
                           ============ ============= =============

Major components of deferred tax assets and liabilities at December 31:

                                             1997          1996
                                          ----------- -------------
Assets:
  Environmental accruals                   $  468,200  $   611,100
  Inventory reserves                          428,000      781,600
  Employee benefits                           447,000      342,100
  Accounts receivable                         627,000      455,800
  Other accrued                                95,300      369,000
                                          ----------- -------------
                                            2,065,500    2,559,600
Liabilities:
  Depreciation                             (1,389,900)  (1,402,100)
  Other                                    (2,034,200)  (2,006,200)
                                          ----------- -------------
                                           (3,424,100)  (3,408,300)
                                          ----------- -------------
                                          $(1,358,600) $  (848,700)
                                          =========== =============

Reported in balance sheet:
  Other current assets                    $   (29,100) $   535,300
  Other long-term liabilities              (1,329,500)  (1,384,000)
                                          ----------- -------------
                                          $(1,358,600) $  (848,700)
                                          =========== =============

Income taxes paid, net of refunds, were $14,500 in 1997. Income taxes of $1,000,900 were refunded to the Company in 1996.


NOTE 5--LEASES
The Company and its subsidiaries have entered into various operating leases for facilities and equipment. Future minimum rental payments required under lease obligations that have initial or remaining noncancelable lease terms in excess of one year are $572,700 in 1998, $531,300 in 1999, $253,100 in 2000, $118,900 in 2001, $59,200 in 2002,
and $50,900 thereafter.

Total rent expense charged against income was $1,026,200 in 1997, $907,100 in 1996, and $987,600 in 1995.

NOTE 6--CONTINGENCIES
It is the Company's policy to accrue environmental cleanup costs if it is probable that a liability has been incurred and an amount is reasonably estimable. During 1989, the Company discovered environmental contamination at its facility in Dowagiac, Michigan, which was reported to the appropriate state environmental agency. A remedial investigation and feasibility study (RI/FS), including final estimates of costs necessary to remediate the site, was completed in 1996 by an independent consulting engineering firm The RI/FS is undergoing review by the State of Michigan. Based on the opinion of the independent engineering firm and legal counsel, the Company believes it will receive a favorable ruling.

Costs of $1.2 million in 1995 and $0.3 million in 1994 were recognized on an undiscounted basis as pretax charges to results of operations to cover future costs related to the Dowagiac site, including ongoing monitoring for up to 30 years. Based on revised remediation estimates provided by the independent consulting engineering firm, the Company reversed $0.5 million of the amount previously charged to income at December 31, 1997. Ameriwood filed suit against certain parties who might be required to contribute toward cleanup of this site. Settlement agreements were reached with the involved parties and $50,000 and $0.4 million was included in income in 1997 and 1996 respectively.

As of December 31, 1997, the Company has reserves recorded of $1.1 million. The current portion, $0.4 million, is included in other current liabilities and the remainder, $0.8 million, is included in other long-term liabilities. The Company believes any additional costs beyond the amounts recorded will not be material to the its financial position or results of operations.

The Company is from time to time also a party to certain other lawsuits and has been threatened with litigation arising out of the normal course of its business. While the ultimate results of these matters cannot be predicted with certainty, the Company believes any resulting liability will not materially affect the financial position or the results of operations of the Company.

NOTE 7--PRODUCT RECALL
In October 1996, management discovered that an imported futon cushion may not have met applicable US standards. The distribution of this product was limited to a small number of customers and confined primarily to two discount retailers with stores in the northeastern United States. The Company immediately took steps to notify its customers and suspend distribution of this product. The involved futon cushions were replaced with cushions meeting the Company's high quality standards. In the fourth quarter of 1996, the Company recorded a nonrecurring pretax charge of $1.15 million, or $0.19 per share, for costs associated with this matter.

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

NOTE 9--STOCK OPTIONS
The Company has one active employee stock option plan, the 1993 Stock Incentive Plan. This Plan permits the issuance of options, stock appreciation rights (SARs), limited SARs, restricted stock, and other stock-based awards to selected executives and key employees of the Company. The plan reserved 300,000 shares of common stock for grant and provides that the term of each award be determined by a committee of the Board of Directors (the "Committee") charged with administering the plan. Under the terms of the plan, options granted may be either nonqualified or incentive stock options. SARs and limited SARs granted in tandem with an option shall be exercisable only to the extent the underlying option is exercisable and the grant price shall be equal to the exercise price of the underlying option. Options granted in 1997 become exercisable over a two year period; fifty percent of the options an employee was granted become exercisable one year from the date of grant, and the remaining fifty percent become exercisable on the second anniversary of the grant date. Options granted prior to 1997 became exercisable immediately. All options granted under the plan expire ten years from the date of grant. At December 31, 1997, 163,600 shares were available for granting under the plan, 109,500 shares were outstanding, and 44,700 shares were exercisable.

Upon the exercise of SARs, the employee renders the unexercised related option and receives a cash payment equal to the excess of the fair market value at the time of exercise over the price of the related option. During 1996, stock appreciation rights on 40,000 shares were granted and 20,000 shares were exercised. The remaining 20,000 SARs are outstanding at December 31, 1997. The compensation cost associated with these stock appreciation rights that was charged against income was a credit of $90,000 in 1997; and $117,500 in 1996. There were no stock appreciation rights granted in 1997 or 1995.

Also active is the 1995 Non-Employee Director Stock Option Plan. The number of options granted annually is fixed by the plan. Options become fully exercisable on the third anniversary of their respective grant date and expire six years after the date of grant. The total number of shares to be issued under this plan may not exceed 100,000 shares. At December 31, 1997, 40,000 shares were available for grant under the plan and a total of 60,000 options were outstanding, but, due to vesting requirements were not exercisable.

Although no longer active, the Company has two additional employee stock option plans, the 1983 Plan and the 1984 Plan, which still have 28,300 options outstanding and exercisable as of December 31, 1997. Also no longer active, the 1992 Non-Employee Directors' Stock Option Plan provided one-time grants of 20,000 shares of common stock to directors at the time they were elected. At December 31, 1997, 80,000 shares were outstanding under the 1992 Plan, but due to vesting requirements, only 60,000 shares were exercisable. Also, At December 31, 1997, options to purchase 20,000 shares of the Company's common stock remain outstanding and exercisable due to a 1991 grant to a Director.

The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, since all options are granted at a fixed price not less than the fair market value of the Company's common stock on the date of grant, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock based plans been determined based on the fair value at the 1997 and 1996 grant dates for awards under those plans consistent with the method of FASB Statement of Accounting Standards No. 123, Accounting for Stock Based Compensation, the Company's net income (loss) (in thousands) and basic earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                               1997       1996        1995
                                            ----------  --------  ----------
Net Income           As Reported            $2,523,900  $479,900 $(3,367,700)
                     Pro Forma              $2,324,400   340,700  (3,588,300)
Basic Earnings
 Per Share           As Reported                 $0.59     $0.11      $(0.80)
                     Pro    Forma                $0.54      0.08      $(0.85)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1997, 1996, and 1995, respectively: risk free interest rates of 6.2%, 5.2%, and 7.0%; no dividend yield; expected lives of 5 years; and volatility of 38%, 35% and 35%. Option valuation models, like the Black-Scholes model, require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Summary  of the status of the Company's stock option plans as of December 31:

                               1997              1996            1995
                          ---------------  ----------------  ------------
Outstanding January 1     265,250  $ 7.83  366,550  $  9.12  304,534 $9.33
   Granted                103,250    8.82   70,000     4.63   87,000  8.34
   Exercised              (26,000)   4.47  (58,000)    4.79
   Forfeited              (44,750)  11.18 (113,300)   11.58  (24,984) 8.97
                          -------           -------           -------
Outstanding December 31   297,750           265,250           366,550
                          =======           =======           =======
Exercisable December 31   153,000           205,250           326,550
                          =======           =======           =======
Weighted average fair
 value of options
 granted during year       $3.85             $1.84             $3.86
                           =====             =====             =====


Following is a summary of outstanding stock options as of December 31, 1997:

                        Options Outstanding           Options Exercisable
                ---------------------------------    --------------------
                           Weighted
                           Average       Weighted                 Weighted
Range of        Number     Remaining     Average                  Average
Exercise        Out-       Contractual   Exercise   Number        Exercise
Prices          Standing   Life          Price      Exercisable   Price
-------------   --------   -----------   --------   -----------   -------
$3.75 -$ 5.88     45,500     6.0         $ 3.99       43,000      $ 3.88
 6.19 -  8.88    177,500     4.3           7.69       90,000        8.14
 9.50 - 11.38     63,050     8.2           9.70        8,300       10.98
   18.13          11,700     6.7          18.13       11,700       18.13
                 -------                             -------
                 297,750     5.5           7.96      153,000        7.86
                 =======                             =======

NOTE 10--EMPLOYEE BENEFIT PLANS
The Company maintains an employee stock ownership (ESOP) and savings plan which covers substantially all employees. The ESOP component of the plan is entirely funded by Company contributions. The Company's annual ESOP contribution is the greater of 10% of "net profits" or 3% of "qualified wages", as defined by the plan. Employees vest in the Company ESOP contributions over a five-year period. At December 31, 1997, the plan held 831,600 shares of Ameriwood common stock. Of those shares held, 820,300 shares were allocated to the accounts of plan participants. All shares held by the plan are issued and outstanding shares of the Company and have been included in calculating earnings per share. The amount of ESOP compensation expense recognized was $543,400 in 1997, $569,300 in 1996, and $520,900 in 1995.

The savings component of the plan allows participants to make voluntary contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The Company matches such contributions up to a maximum of 4% of employee compensation. Employees vest immediately in their own contributions and vest in Company contributions over a five-year period. The expense for Ameriwood's 401(k) match totaled $608,700 in 1997, $565,300 in 1996, and $523,400 in 1995.

NOTE 11--COMMON STOCK PURCHASE RIGHTS
Under the terms of the Rights Agreement, dated April 4, 1996, between the Company and Harris Trust and Savings Bank, as Rights Agent, each outstanding share of Ameriwood common stock currently carries with it one Right to purchase one additional share of common stock at an exercise price of $80, subject to adjustment as provided in the agreement. The Rights are not currently exercisable, but would become exercisable if a person or group acquired 20% or more (or commenced a tender offer to acquire 20% or more) of the shares of common stock then outstanding. In the event a person or group acquires 20% or more of the shares of the Company's common stock then outstanding, each Right (except for Rights owned by a person or group or certain successors in interest, which would have become null and void) would entitle the holder to purchase, for the exercise price then in effect, shares of the Company's common stock (or, in some cases, of the other party to a relevant acquisition transaction) having a market value equal to twice the exercise price.

The Company may redeem the Rights at a price of $0.005 per Right. The Rights have no voting or dividend privileges and, until such time, if ever, as they first become exercisable and separate Rights certificates are distributed (the "Distribution Date"), will be attached to and trade only with the common stock. Unless earlier exercised or redeemed, the Rights will expire on May 20, 2006. Prior to redemption, expiration, or occurrence of the Distribution Date, any additional shares of common stock issued by Ameriwood will also carry Rights.

NOTE 12--SHAREHOLDER LITIGATION AND SETTLEMENTS
In April 1997, the Company reached a settlement related to its long-standing litigation against its former auditors. The litigation related to services provided to the Company from 1986 to 1990. Under the terms of the settlement, which was reached in US District Court for the Western District of Michigan, in Grand Rapids, Michigan., Ameriwood received $6.25 million, before related expenses, in April 1997. Additionally, a counterclaim against the Company was dropped. The settlement, net of related expenses, resulted in a one-time after-tax gain of $5.1 million, or $1.18 per share for the year ended December 31, 1997. The recovery is considered a return of capital and therefore, is not subject to income taxes.

NOTE 13--QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                  Basic
                                                                  Earnings
                                      Gross          Net Income   (Loss)
                        Net  Sales    Profit         (Loss)        Per Share
                       ------------   -----------    ----------   -------
1997  First quarter    $ 24,980,700   $ 4,792,200    $4,365,000   $1.02
      Second quarter     25,222,800     4,213,400    (1,207,600)  (0.28)
      Third quarter      22,816,800     3,913,800      (759,500)  (0.18)
      Fourth quarter     21,532,900     4,050,200       126,000    0.03
                       ------------   -----------    ----------   -----
                       $ 94,553,400   $16,969,600    $2,523,900   $0.59
                       ============   ===========    ==========   =====

1996  First quarter    $ 27,913,000   $ 5,403,200    $   66,400   $0.02
      Second quarter     23,652,900     4,758,400        41,300    0.01
      Third quarter      31,661,100     6,586,300       524,800    0.12
      Fourth quarter     31,319,600     7,259,600      (152,600)  (0.04)
                       ------------   -----------    ----------   -----
                       $114,546,600   $24,007,500    $  479,900   $0.11
                       ============   ===========    ==========   =====

During the fourth quarter of 1997, pretax income for (1) a change in estimate for expenses associated with the litigation settlement increased net income by $530,000, or $0.12 per share, and (2) a change in estimate for environmental remediation increased net income by $450,000 or $0.11 per share. Net income also includes a tax benefit of $484,000, or $0.11 per share, related to research and development tax credits on Federal tax returns filed during the fourth quarter of 1997.

In the fourth quarter of 1996, pretax charges for (1) product recall costs decreased net income by $1.15 million, or $0.19 per share, and (2) for legal fees related to the litigation against the Company's former auditors of $362,000, or $0.06 per share. The Company also recorded a recovery related to an environmental remediation matter during the quarter which increased pretax income by $350,000, or $0.06 per share.

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

AMERIWOOD INDUSTRIES INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                            Additions
                                 Beginning  Charged To              End of
                                 Of Year    Costs and   Deductions  Year
Classification                   Balance    Expenses         (a)    Balance
-------------------------------------------------------------------------
Year ended December 31, 1997
Deducted from asset accounts:
Allowance for
  doubtful accounts           $  622,300   $  880,600   $ (48,700) $1,454,200
Allowance for returns            259,800                 (259,800)          0
                              ----------   ----------   ---------   ----------
                             $   882,100   $  880,600   $(308,500) $1,454,200
                              ==========    ==========    ========= ==========

Year ended December 31, 1996
Deducted from asset accounts:
Allowance  for
 doubtful accounts           $  752,500  $  418,000   $(548,200)   $ 622,300
Allowance  for  returns         303,000      36,000     (79,200)     259,800
                             ----------  ----------  ---------    ----------
                             $1,055,500   $  454,000  $(627,400)   $ 882,100
                             ==========    ========== ==========   =========

Year ended December 31, 1995
Deducted from asset accounts:
Allowance  for
 doubtful accounts           $  496,300   $1,016,000  $(759,800)   $ 752,500
Allowance for returns           118,000      185,000                 303,000
                             ----------  ----------  ----------   ----------
                             $  614,300   $1,201,000  $(759,800)  $1,055,500
                             ==========    =========  ==========  ==========

(a) Uncollectible accounts written off, net of recoveries.


ITEM  9.  DISAGREEMENTS  WITH  ACCOUNTANTS ON  ACCOUNTING  AND  FINANCIAL
DISCLOSURE

Not applicable.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required to be furnished by Items 401 and 405 of Regulation S-K is included in the Company's definitive Proxy Statement for its 1998 annual meeting of shareholders filed with the Securities and Exchange Commission (the "1998 Proxy Statement") and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

The  information required to be furnished by paragraphs of  Item  402  of
Regulation  S-K  is  included  in  the  1998  Proxy  Statement   and   is
incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required to be furnished by Item 403 of Regulation S-K is included in the 1998 Proxy Statement and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be furnished by Item 404 of Regulation S-K is included in the 1998 Proxy Statement and is incorporated herein by reference.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements. The following financial statements, all of which are set forth in Item 8, are filed as a part of this report:
  Report of Independent Accountants
  Consolidated Balance Sheets as of December 31, 1997, 1996
   Consolidated Statements of Operations years ended December  31,  1997,
1996, 1995
   Consolidated  Statements of Shareholders' Equity years ended  December
31,
   1997,1996,1995,
   Consolidated Statements of Cash Flows years ended December 31, 1997, 1996, 1995,
  Notes to Consolidated Financial Statements

(a)  2.  Financial Statement Schedule.  The following financial statement schedule is set forth in Item 8 and is filed as a part of this report:
   Schedule  II--Valuation and Qualifying Accounts for  the  years  ended
December 31,
   1997, 1996, and 1995

(a)  3.   Exhibits.  Reference is made to the Exhibit Index  starting  on page 26 of this Form 10-K report.

(b)  1.   Reports on Form 8-K.  No reports on Form 8-K were filed by  the registrant during the quarter ended December 31, 1997.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Ameriwood Industries International Corporation
March 19, 1998          By /s/ Marlan R. Smith
                        -------------------------
                        Marlan R. Smith
                        Vice President, Chief Financial Officer, and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each director of the registrant whose signature appears below hereby appoints Marlan R, Smith as his attorney-in-fact to sign in his name and on his behalf, and to file with the Commission, any and all amendments to this report to the same extent and with the same effect as if done personally.


March 19, 1998           /s/ Charles R. Foley
                         -------------------------------------
                         Charles R. Foley
                         President and Chief Executive Officer
                         (Principal Executive Officer)

March 19, 1998           /s/ Marlan R. Smith
                         -------------------------------------
                         Marlan R. Smith
                         Vice  President, Chief Financial  Officer,
                         and Secretary
                         (Principal Financial and Accounting Officer)

March 19, 1998           /s/ Neil L. Diver
                         -------------------------------------
                         Neil L. Diver
                         Board Chairman

March 19, 1998           /s/ Kevin K. Coyne
                         -------------------------------------
                         Kevin K. Coyne
                         Director

March 19, 1998           /s/ Richard J. Pigott
                         -------------------------------------
                         Richard J. Pigott
                         Director

March 19, 1998           /s/ Edwin Wachtel
                         -------------------------------------
                         Edwin Wachtel
                         Director




                               EXHIBIT INDEX
-------------------------------------------------------------------------
3(a) Restated Articles of Incorporation, amended June 24, 1993 (filed as exhibit to Form 10-K for the year ended December 31, 1993 and incorporated by reference)

3(b)   Bylaws, as amended through January 28, 1996 (filed as  exhibit  to
Form 10-K for the year ended December 31, 1995 and incorporated by reference)

4(a) Indenture of Trust for $5,000,000 Michigan Strategic Fund Industrial Development Revenue Bonds due in 2006, related Loan Agreement, Letter of Credit Agreement, Mortgage and Security Agreement and Irrevocable Transferable Letter of Credit (filed as exhibits to Form 10-K for the year ended December 31, 1989 and incorporated by reference)

4(b) Second Amendment, dated June 19, 1992, to Letter of Credit with Harris Trust and Savings Bank, dated November 1, 1986 (filed as exhibit to Form 10-Q for the quarter ended June 30, 1992 and incorporated by reference)

4(c) Third Amendment, dated January 13, 1995, to Letter of Credit with Harris Trust and Savings Bank, dated November 1, 1986 (filed as exhibit to Form 10-K for the year ended December 31, 1994 and incorporated by reference)

4(d)   Letter  of Credit Agreement Waiver with Harris Trust  and  Savings
Bank, dated February 27, 1996 (filed as exhibit to Form 10-K for the year ended December 31, 1995 and incorporated by reference)

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

*10(i)   Form of Management Retention Agreement entered into between  the registrant and certain executive officers (filed as exhibit to Form 10-Q for the quarter ended September 30, 1997 and incorporated by reference)

*10(j) Letter agreement regarding duties as Interim President and CEO dated February 22, 1996 between the registrant and Charles R. Foley (filed as exhibit to Form 10-K for the year ended December 31, 1995 and incorporated by reference)

*10(k) Severance Compensation Agreement entered into between the registrant and Charles R. Foley, dated April 8, 1997 (filed as exhibit to Form 10-Q for the quarter ended June 30, 1997 and incorporated by reference)

*10(l) Contingent Supplemental Executive Retirement Plan entered into between the registrant and certain executive officers dated July 15, 1997 (filed as exhibit to Form 10-Q for the quarter ended September 30, 1997, 1992 and incorporated by reference)

21      Subsidiaries of the Registrant

23      Consent of Coopers & Lybrand L.L.P.

27      Financial Data Schedule